Form 10-Q
period 2005-09-30
PROVIDENCE SELECT FUND LP
filed 2005-11-15
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended  September 30, 2005

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to

                    Commission file number  333-119635

                  Providence Select Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

                    Delaware                            20-0069251
 (State or other jurisdiction of incorporation     (I.R.S. Employer
                 or organization)                   Identification No.)

                     505 Brookfield Drive, Dover, DE 19901
         (Address of principal executive offices, including zip code)

                                (800) 331-1532
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes _____ No __X____

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2005 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on September 12, 2005. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisor its management has selected.

The partnership filed a post effective amendment on November 2, 2005 that is anticipated to go effective November 15, 2005 to change the trading advisor and offering terms. No offers or solicitations have yet been made pursuant to that prospectus. Upon effectiveness, the Fund intends to sell the partnership interests in the face amount of $50,000,000 that it has registered.

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTA") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. NuWave Investment Corp. is the sole commodity trading advisor of the Fund. The CTA has sole discretion to select the trades and does not disclose the methods it uses to make those determinations in its disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation are a management fee of 2% and incentive fee of 20% paid to the commodity trading advisor, an incentive fee of 3% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until $50,000,000 in face amount of registered Units are sold. Of the $50,000,000 of Units registered, $0 have been sold, and once they have been sold and redeemed, they will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests.

Value an Investment in the Fund Depends upon Redemption of Fund Units

The Fund Units are not traded and they have no market value. Liquidity of an investment in the Fund depends upon the credit worthiness of the exchanges, brokers, and third parties of off exchange traded futures that hold Fund equity or have a lien against Fund assets for payment of debts incurred. Those parties must honor their obligations to the Fund for the Fund to be able to obtain the return of its cash from the futures commission merchant that holds the Fund account.

The commodity trading advisor selects the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisor and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner intends to allocate approximately 97% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisor to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

To have the purchase price or appreciation, if any, of the Units, paid to them, partners must use the redemption feature of the Partnership. Distributions, although possible in the sole discretion of the general partner, are not expected to be made. There is no current market for the Units sold, none is expected to develop and the partnership agreement limits the ability of a partner to transfer the Units.

Results of Operations

The Fund has note yet sold the minimum amount of limited partnership interests to commence business and, therefore, has no results of operations.

Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.

Controls and Procedures

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the general partner before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent CPA Firm and then are reviewed each quarter and audited each year by a different independent CPA firm.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)     None

(b)     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                   Providence Select Fund, Limited Partnership
                              By White Oak Financial Services, Incorporated
                              Its General Partner


                              By:  /s/ Michael Pacult
                                   Mr. Michael Pacult
                                   Sole Director, Sole Shareholder,
                                   President, and Treasurer of the
                                   General Partner
Date: November 14, 2005

******************************************************************************
                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS




                                                                    Page

Accountants' Review Report                                          F-2

Financial Statements

  Balance Sheets as of September 30, 2005 and December 31, 2004     F-3

  Statements of Operations for the Three and Nine Months
   Ended September 30, 2005 and the cumulative period from
   May 16, 2003 (date of inception) to September 30, 2005           F-4

  Statements of Partners' Equity from May 16, 2003 to
   September 30, 2005                                               F-5

  Statements of Cash Flows for the Nine Months Ended September
   30, 2005 and the cumulative period from May 16, 2003
   (date of inception) to September 30, 2005                        F-6

  Notes to Financial Statements                                  F-7 - F-11



























                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Providence Select Fund, Limited Partnership
Fremont, Indiana


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet of
PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of September 30, 2005 and the related statements of operations for the three and nine months ended September 30, 2005 and the cumulative period from May 16, 2003 (date of inception) to September 30, 2005, the statement of partners' equity from May 16, 2003 to September 30,2005 and the statement of cash flows for the nine months ended September 30, 2005 and the cumulative period from May 16, 2003 to September 30, 2005. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with the
standards of the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2004 and the related statements of operations, partner's equity and cash flows for the year and cumulative period then ended (not presented herein); and in our report dated February 23, 2005, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

November 11, 2005
Oak Park, Illinois

               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                 September 30,
                                                     2005      December 31,
                                                 ( A Review)      2004

ASSETS


Cash                                             $    2,131    $   1,872
Reimbursable syndication costs                       91,017       80,466
Prepaid operating costs                                 348          128

  Total Assets                                   $   93,496    $  82,466





                       LIABILITIES AND PARTNER'S EQUITY

Liabilities -
    Due to corporate general partner             $   91,496    $  80,466


Partners' Capital -
    Limited partners  (1 unit)
            Initial capital contribution              1,000        1,000

    General partners  (1 unit)
            Initial capital contribution              1,000        1,000

  Total Partners'  Capital                            2,000        2,000


                                                 $   93,496    $  82,466














                                      F-3


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
        AND THE CUMULATIVE PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION)
                             TO SEPTEMBER 30, 2005
                                  ( A Review)


                          Three months      Nine months      May 16, 2003
                             ended             ended               to
                          September 30,     September 30,    September 30,
                              2005              2005             2005

REVENUES                  $         -       $          -     $          -


  Total Revenues                    -                  -                -


EXPENSES                            -                  -                -


  Total Expenses                    -                  -                -



NET INCOME                $         -       $          -     $          -


NET INCOME -
 Limited partnership unit $         -       $          -     $          -

 General partnership unit $         -       $          -     $          -


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

                           MAY 16, 2003 (INCEPTION)
                             TO SEPTEMBER 30, 2005
                                  ( A Review)

                                                                 Total
                      Limited Partners  General Partners   Partners' Equity
                      Amount     Units  Amount     Units  Amount      Units

Initial partner
  contributions       $1,000         1  $1,000         1  $2,000          2

Net income-
  May 16, 2003
  to December 31, 2003     -                 -                 -

Balance -
  December 31, 2003    1,000         1   1,000         1   2,000          2

Net income-
  January 1, 2004
  to December 31, 2004     -                 -                 -


Balance -
 December 31, 2004    $1,000         1  $1,000         1  $2,000          2

Net income-
  January 1, 2005
  to September 30, 2005    -                 -                 -


Balance -
 September 30, 2005   $1,000         1  $1,000         1  $2,000          2



                           September 30,      December 31,      December 31,
                                2005              2004              2003

Value per unit                 $1,000            $1,000            $1,000

Total partnership units             2                 2                 2


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE PERIOD FROM
            MAY 16, 2003 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
                                  ( A Review)

                                              Nine months      May 16, 2003
                                                 ended              to
                                             September 30,     September 30,
                                                 2005               2005

CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net income                                 $        -       $         -
    Adjustments to reconcile net income to net
      cash used in operating activities-                -                 -

    Changes in assets and liabilities-
      Increase in prepaid operating costs            (220)             (348)
      Increase in amounts due general partner         479               479

        Net Cash Used In
         Operating Activities                         259               131


CASH FLOWS FROM FINANCING
   ACTIVITIES
     Initial partner contributions                      -             2,000

NET INCREASE IN CASH                                  259             2,131

CASH -
     Beginning of period                            1,872                 -

     End of period                                 $2,131            $2,131


NON-CASH INVESTING ACTIVITIES

     Reimbursable syndication costs
       paid by and owed to affiliate              $10,551           $91,017


                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Providence Select Fund, Limited Partnership (the Fund) was formed on May 16, 2003 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by the commodity trading advisors (CTA's). However, the Fund will not commence business until at least $1,030,000 worth of partnership interests are sold. The maximum offering is $50,000,000. White Oak Financial Services, Inc. (White Oak) and Michael Pacult are the General Partners and commodity pool operators (CPO's) of the Fund. The initial CTA is expected to be NuWave Investment Corp., which will have the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent is Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife.

  The Partnership is in the development stage and its efforts through September 30, 2005 have been principally devoted to organizational activities.

  Regulation - The Fund is a registrant (effective September 12, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities and Exchange Act of 1934 (the Act). The Fund will be subject to the regulations of the SEC and the reporting requirements of the Act. The Fund will also be subject to the regulations of the Commodities Futures Trading Commission
(CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Offering Expenses and Organizational Costs - White Oak has incurred $91,017 and $80,466 in offering costs through September 30, 2005 and December 31, 2004, respectively. The Fund has agreed to reimburse White Oak for all organization and offering expenses incurred up to the end of the twelfth month of operations after the thirteenth month following the commencement of business. The commencement of business is contingent upon the sale of at least $1,030,000 of partnership interests. All offering costs after the twelfth month of operations will be paid directly by the Fund.

  Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Recurring registration costs, if any, will be charged to expense as incurred.

  Revenue Recognition - Forward contracts, futures and other investments are recorded on the trade date and will be reflected in the statement of operations at the difference between the original contract amount and the market value on the last business day of the reporting period.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

1      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Market value of forward contracts, futures and other investments is based upon exchange or other applicable closing quotations related to the specific positions.

  Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes through September 30, 2005.

2.      GENERAL PARTNER DUTIES

  The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

  The Corporate General Partner has contributed $1,000 in cash for deposit to the capital of the Fund for a non-trading General Partnership interest in the Partnership. The Corporate General Partner and all other general partners combined contribution to the General Partnership account in the Fund will, at all times, be equal to or greater than one percent (1%) of all capital contributions, including the General Partnership accounts, to the Fund or at such other level as may be required by law.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

2      GENERAL PARTNER DUTIES (CONTINUED)

  If the net unit value of the partnership falls to less than 50% of the greater of the original $1,000 selling price, less commissions and other charges or such higher value earned through trading, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction in net unit value and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading shall commence until after the lapse of such fifteen day period.

3.      THE LIMITED PARTNERSHIP AGREEMENT

  The Limited Partnership Agreement provides, among other things, that-

  Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.

  Monthly Allocations - Any increase or decrease in the Partnership's net asset value as of the end of a month shall be credited or charged to the capital account of each Partner in the ratio that the balance of each account bears to the total balance of all accounts.

  Any distribution from profits or partners' capital will be made solely at the discretion of the General Partner.

  Federal Income Tax Allocations - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees and expenses of the Fund.

  Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the general partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor.

  Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the general partner no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There are no fees for redemption.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

4.      FEES

  The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

  A monthly management fee of 2% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA.

  The Fund will pay the Corporate General Partner a fixed brokerage commission of 6%, from which the Corporate General Partner will pay the round turn commissions to the introducing broker and the futures commission merchant.

  A quarterly incentive fee of 20% of "new trading profits" will be paid to each CTA and a 3% quarterly incentive fee will be paid to the Corporate General Partner. "New trading profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

  After the Fund commences trading, the Fund will pay the selling agents a 3% continuing service fee per year on the investment in the Fund.

  The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is eliminated. The Fund may also increase the management fees paid to the CTA's and general partner to 6% if the total incentive fees are decreased to 15%.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

5.      RELATED PARTY TRANSACTIONS

  The sole shareholder of White Oak has made an initial limited partner capital contribution in the Fund of $1,000. He is also a joint owner of Futures, which has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between White Oak and the Fund.

  Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

6.      CONCENTRATIONS

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.