Form 10-K
period 2005-12-31
PROVIDENCE SELECT FUND LP
filed 2006-03-31
CIK 1262876

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the year ended  12-31-2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  333-119635

                 PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

               Delaware                                   20-0069251
     State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                   Identification No.)

                   505 Brookfield Drive, Dover, DE         19901
              (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class     Name of each exchange on which registered
      None                    None

          Securities registered pursuant to Section 12(g) of the Act:
                          Limited Partnership Units
                               (Title of class)

                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Act).    Yes     No   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

There is no market for the Units of Partnership Interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119635 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On September 12, 2005, the registration statement filed by Providence Select Fund, Limited Partnership, (the "Fund") with the Securities and Exchange Commission (the "SEC") and the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. The General Partner filed a post effective amendment on November 2, 2005 that became effective November 15, 2005 to change the trading advisor and offering terms. The Fund intends to sell the partnership interests at the price of $1,000 per Unit in the face amount of $50,000,000 that it has registered. As of December 31, 2005, no sales were made and the Fund had not commenced business. At some time in the future, the Fund will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors ("CTA"), it selects, from time to time.

Once the minimum has been sold, the Fund will commence trading. Once trading commences, the trades for the Fund will be selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. The Fund has engaged a single CTA, NuWave Investment Corp. to trade the Fund account. Its address is 1099 Mt Kemble Ave, Morristown NJ 07960. The books and records of the trades placed by the CTA in the Fund's trading account will be kept and available for inspection by the Partners at the office of Michael J. Liccar & Co., CPA, 200 West Adams Street, Suite 2211, Chicago, Illinois 60606-5208. NuWave will be paid a management fee of two percent (2%) of the equity assigned to it to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the Partnership Agreement which governs the operation of the Fund, payable quarterly. The Fund Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all purchasers of Units at the end of each month.

White Oak Financial Services, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for domestic trades for a half of one percent (1/2%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [six percent (6%) per year]. White Oak also receives an incentive fee of three percent (3%) of New Net Profit as that term is defined in the prospectus. The independent FCM is selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of attorney granted by the Fund. The Selling Agents will receive a three percent (3%) continuing service fee per year on the investment in the Fund, adjusted month to month to reflect profit and loss, for so long as the investment remains in the Fund.

The sale of Units is regulated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933, the National Association of Securities Dealers, Inc., and the Securities Commissions and securities acts of the several States where its Units are offered and sold. The commodity pool operators (General Partners) and principals are regulated by the Commodity Futures Trading Commission pursuant to the US Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Fund, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-119635, which are incorporated herein by reference.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading the FCM selected by the General Partner. Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of commodities is highly speculative and the Fund is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTA in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the Selling Agent, the FCM, the CTA or any of their Affiliates, directors or officers.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

The General Partner makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and there have been no matters which would cause the Fund to conduct a vote of the Partners. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                    PART II

Item 5. Market for Registrant's Limited Partnership Units, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement requires a security holder to obtain the approval of the General Partner prior to the transfer of any Units. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Fund has fewer than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Fund. The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its Partners. The Fund has
not made any distributions as of the date hereof.   The Fund has no
securities authorized for issuance under equity compensation plans. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partner's capital account.

The Registrant has not yet commenced operations and is considered a development stage enterprise. Accordingly, there is no presentation of summary financial information in this section.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

The Fund records all investments at market value in its financial statements, with changes in market value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. In certain circumstances, estimates are involved in determining market value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through resale of Units once issued or borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

The entire offering proceeds will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 97% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 40% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the General Partner or any affiliated entities.

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund has not yet commenced operations and, therefore, has no results of operations.

The Partnership Agreement grants solely to the General Partner the right to select the CTA and to otherwise manage the operation of the Fund. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The CTAs trade for the Fund only with those counterparties which they believe to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The securities of the Fund are not traded and no market for the Fund securities is expected to develop. The Fund is engaged in the speculative trading of futures and options on futures. The risks are fully explained in the Fund prospectus delivered to each prospective partner prior to their investment.

Item 8.  Financial Statements and Supplementary Data.
The Fund financial statements as of December 31, 2005, were audited by Frank
L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is not required because the Registrant has not yet commenced operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

The General Partner of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

Item 9B.  Other Information.

None

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

The Fund is a Delaware Limited Partnership which acts through its corporate General Partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant during the year 2005 were White Oak Financial Services, Incorporated, a Delaware corporation, and Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 61, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the General Partner of the Fund, has determined that he qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

Code of Ethics

The Fund General Partner is registered with the National Futures Association as a Commodity Pool Operator and its President, Michael P. Pacult is registered as its principal. Both the Fund and the General Partner are subject to Federal Commodity Exchange Act and audit for compliance and the rules of good practice of the Commodity Futures Trading Commission and the industry self regulatory organization, the National Futures Association. Having said that, neither the Commodity Futures Trading Commission nor the National Futures Association are responsible for the quality of the Fund disclosures or its operation, those functions are exclusively the responsibility of the Fund and its General Partner.

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Form 10-K. As described previously, upon opening of the Fund, the General Partner will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the domestic trades entered by the CTA. The corporate General Partner retains the difference, if any, between the cost to enter the trades and the six percent (6%). It is also paid a three percent (3%) incentive fee on New Net Profits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2005:

	Name               Percent Ownership
	Michael Pacult     50.0%

(b) As of December 31, 2005, the General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 50.0% ownership.

(c) The Limited Partnership Agreement governs the terms upon which control of the Fund may change. No change in ownership of the Units will, alone, determine the location of control. The Limited Partners must have 120 days advance notice and the opportunity to redeem prior to any change in the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. A change in individual General Partner and control of the corporate General Partner are described in Item 1 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.
See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management. The General Partner has sole discretion over the selection of trading advisors. White Oak Financial Services, Inc., the corporate General Partner, is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a CTA that makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

(a)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2005 and 2004 were $6,547 and $3,060, respectively.

(b)	Audit Related Fees

None

(c)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2005 and 2004 were $350 and $350, respectively.

(d)	All Other Fees

None

(e)	The Board of Directors of White Oak Financial Services, Inc., General
Partner of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  The following documents are filed as part of this report:

      1. Financial Statements

      See Index to Financial Statements for the years ended December 31, 2005 and 2004 and the period from May 16, 2003 through December 31, 2003.

      The Financial Statements begin on page F-1 of this report.

      2. Financial Schedules

      Not applicable, not required, or included in the Financial Statements.

      3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-119635 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d)  Reports on Form 8-K:  none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                      Providence Select Fund, Limited Partnership
                                 By White Oak Financial Services, Inc.
                                 Its General Partner

Date: March 30, 2006             By: /s/ Michael Pacult
                                     Mr. Michael P. Pacult
                                     Sole Director, Sole Shareholder
                                     President and Treasurer


******************************************************************************
                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003


                                                             Page

Report of Independent Registered Public Accounting Firm      F-2

Financial Statements

  Balance Sheets                                             F-3

  Statements of Operations                                   F-4

  Statement of Partners' Equity                              F-5

  Statements of Cash Flows                                   F-6

  Notes to Financial Statements                           F-7 - F-11
































                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants

To The Partners
Providence Select Fund, Limited Partnership
Fremont, Indiana


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                We have audited the accompanying balance
sheets of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of December 31, 2005 and 2004 and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2005 and 2004, the period from May 16, 2003 (date of inception) through December 31, 2003 and the cumulative period from May 16, 2003 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                              We conducted our audits in accordance with the
standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, the period from May 16, 2003 through December 31, 2003 and the cumulative period from May 16, 2003 through December 31, 2005 are in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.

March 22, 2006
Oak Park, Illinois


               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                          DECEMBER 31, 2005 AND 2004



                                                     2005      2004

                                    ASSETS


Cash                                              $    381   $   1,872
Reimbursable syndication costs                     105,776      80,466
Prepaid operating costs and other                      562         128

  Total Assets                                    $106,719   $  82,466





                       LIABILITIES AND PARTNERS' EQUITY

Liabilities -
    Due to corporate general partner              $104,719   $ 80,466


Partners' Capital -
    Limited partners  (1 unit)
            Initial capital contribution             1,000      1,000

    General partners  (1 unit)
            Initial capital contribution             1,000      1,000

           Total Partners'  Capital                  2,000      2,000


                                                  $106,719    $82,466













   The accompanying notes are an integral part of the financial statements.
                                      F-3


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, THE PERIOD FROM
   MAY 16, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003 AND THE CUMULATIVE
       PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2005



                          Years ended December 31, May 16, 2003  May 16, 2003
                             2005        2004      to December   to December
                                                     31, 2003      31, 2005

REVENUES                   $-           $-           $-            $-

  Total Revenues            -            -            -             -


EXPENSES                    -            -            -             -


  Total Expenses            -            -            -             -



NET INCOME                 $-           $-           $-            $-


NET INCOME -
  Limited partnership unit $-           $-           $-            $-

  General partnership unit $-           $-           $-            $-


















   The accompanying notes are an integral part of the financial statements.
                                      F-4


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

                           MAY 16, 2003 (INCEPTION)
                             TO DECEMBER 31, 2005



                                                                   Total
                           Limited Partners General Partners Partners' Equity
                           Amount     Units Amount     Units Amount     Units

Initial partner
  contributions            $1,000      1    $1,000      1    $2,000      2

Net income-
  May 16, 2003
  to December 31, 2003          -                -                -

Balance -
  December 31, 2003         1,000      1     1,000      1     2,000      2

Net income-
  Year ended
  December 31, 2004             -                -                -

Balance -
  December 31, 2004         1,000      1     1,000      1     2,000      2

Net income-
  Year ended
  December 31, 2005             -                -                -

Balance -
 December 31, 2005         $1,000      1    $1,000      1    $2,000      2


                           December 31,      December 31,      December 31,
                               2005              2004              2003

Value per unit                $1,000            $1,000            $1,000

Total partnership units            2                 2                 2









   The accompanying notes are an integral part of the financial statements.
                                      F-5


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, THE PERIOD FROM
   MAY 16, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003 AND THE CUMULATIVE
       PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2005



                          Years ended December 31, May 16, 2003  May 16, 2003
                             2005        2004      to December   to December
                                                     31, 2003      31, 2005

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                 $-         $-            $-             $-
  Adjustments to reconcile
   net income to net cash
   used in operating
   activities-                -          -             -              -

  Changes in assets and
   liabilities-
    Reimbursable syndication
     costs                    (1,057)                                (1,057)
    Prepaid operating costs     (434)       (105)          (23)        (562)

      Net Cash Used In
       Operating Activities   (1,491)       (105)          (23)      (1,619)


CASH FLOWS FROM FINANCING
 ACTIVITIES
  Initial partner contributions    -           -         2,000        2,000


NET (DECREASE) INCREASE IN
 CASH                         (1,491)       (105)        1,977          381

CASH -
  Beginning of period          1,872       1,977             -            -
  End of period              $   381      $1,872        $1,977      $   381

NON-CASH INVESTING ACTIVITIES
  Reimbursable syndication costs
   paid by and owed to
   general partner           $24,253     $15,899       $64,567     $104,719





   The accompanying notes are an integral part of the financial statements.
                                      F-6


                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Providence Select Fund, Limited Partnership (the Fund or Partnership) was formed on May 16, 2003 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by the commodity trading advisors (CTA's). However, the Fund will not commence business until at least $1,030,000 worth of partnership interests are sold. The maximum offering is $50,000,000. White Oak Financial Services, Inc. (White Oak) and Michael Pacult are the General Partners and commodity pool operators (CPO's) of the Fund. The initial CTA is expected to be NuWave Investment Corp., which will have the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent is Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife.

      The Partnership is in the development stage and its efforts through December 31, 2005 have been principally devoted to organizational activities.

      Regulation - The Fund is a registrant (effective September 12, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities and Exchange Act of 1934 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Act. The Fund will also be subject to the regulations of the Commodities Futures Trading Commission
(CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

      Offering Expenses and Organizational Costs - White Oak has incurred $105,776 and $80,466 in offering costs through December 31, 2005 and 2004, respectively. The Fund has agreed to reimburse White Oak for all organization and offering expenses incurred up to the end of the twelfth month of operations after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $1,030,000 of partnership interests. All offering costs after the twelfth month of operations will be paid directly by the Fund. The organization costs for the Fund are expensed as incurred by the general partner, White Oak, and are immaterial.

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering as part of the offering expenses to be reimbursed to the general partner after the twelfth month of operation following the commencement of business. Recurring registration costs, if any, will be charged to expense as incurred.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes through December 31, 2005. There were no cash equivalents as of December 31, 2005 and 2004.

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

                       DECEMBER 31, 2005, 2004 AND 2003

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

      Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the general partner no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fee after the twelfth month.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

4.    FEES

      The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

      A monthly management fee of 2% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA.

      The Fund will pay the Corporate General Partner a fixed brokerage commission of 6%, from which the Corporate General Partner will pay the round turn commissions to the introducing broker and the futures commission merchant for trades made on U.S. markets..

      A quarterly incentive fee of 20% of "new trading profits" will be paid to the CTA and a 3% quarterly incentive fee will be paid to the Corporate General Partner. "New trading profits" includes all income earned by the CTA and expense allocated to his activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid to either party and all losses will be carried over to the following months until profits from trading exceed the loss.

      After the Fund commences trading, the Fund will pay the selling agents (including Futures) a 3% continuing service fee per year on the investment in the Fund.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is eliminated. The Fund may also increase the management fees paid to the CTA's and general partner to 6% if the total incentive fees are decreased to 15%.

5.    RELATED PARTY TRANSACTIONS

      The sole shareholder of White Oak has made an initial limited partner capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund), which along with the shareholder has temporarily funded certain syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between White Oak and the Fund.

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

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

6.    CONCENTRATIONS

      The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.