Form 10-Q
period 2006-03-31
PROVIDENCE SELECT FUND LP
filed 2006-05-15
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2006

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

Yes _____ No __X____


Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2006 are attached hereto and made a part hereof.

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

The partnership filed a post effective amendment on November 2, 2005 that went effective November 15, 2005 to change the trading advisor and offering terms. Offers and solicitations have been made pursuant to that prospectus. Upon effectiveness, the Fund intends to sell the partnership interests in the face amount of $50,000,000 that it has registered.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until $50,000,000 in face amount of registered Units are sold. Units that have been sold and redeemed will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests.

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

Results of Operations

The Fund has not yet sold the minimum amount of limited partnership interests to commence business and, therefore, has no results of operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner


Date:	May 15, 2006



*******************************************************************************
                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS




                                                                Page

Accountants' Review Report                                      F-2

Financial Statements

  Balance Sheets as of March 31, 2006 and December 31, 2005     F-3

  Statements of Operations for the Three Months
  Ended March 31, 2006 and 2005 and the cumulative period
  from May 16, 2003 (date of inception) to March 31, 2006       F-4

  Statements of Partners' Equity from May 16, 2003
  to March 31, 2006                                             F-5

  Statements of Cash Flows for the Three Months
  Ended March 31, 2006 and 2005 and the cumulative period
  from May 16, 2003 (date of inception) to March 31, 2006       F-6

  Notes to Financial Statements                              F-7 - F-11

































                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Providence Select Fund, Limited Partnership
Fremont, Indiana




                              We have reviewed the balance sheet of
PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of March 31, 2006 and the related statements of operations for the three months ended March 31, 2006 and 2005 and the cumulative period from May 16, 2003 (date of inception) to March 31, 2006, the statement of partners' equity from May 16, 2003 to March 31, 2006 and the statement of cash flows for the three months ended March 31, 2006 and 2005 and the cumulative period from May 16, 2003 to March 31, 2006. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year and cumulative period then ended (not presented herein); and in our report dated March 22, 2006, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

5//2006
Oak Park, Illinois







               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                     MARCH 31, 2006 AND DECEMBER 31, 2005

                                                     March 31,
                                                      2006      December 31,
                                                    (A Review)      2005

                                    ASSETS


Cash                                                $   1,894    $    381
Reimbursable syndication costs                        115,294     105,776
Prepaid operating costs                                   576         562

  Total Assets                                       $117,764    $106,719





                       LIABILITIES AND PARTNER'S EQUITY

Liabilities -
    Due to corporate general partner                 $115,764   $104,719


Partners' Capital -
    Limited partners  (1 unit)
            Initial capital contribution                1,000      1,000

    General partners  (1 unit)
            Initial capital contribution                1,000      1,000

  Total Partners'  Capital                              2,000      2,000


                                                     $117,764   $106,719



















   The accompanying notes are an integral part of the financial statements.
                                      F-3


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
        AND THE CUMULATIVE PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION)
                               TO MARCH 31, 2006
                                  ( A Review)


                                                              May 16, 2003
                                           Three months ended      to
                                                 March 31,      March 31,
                                             2006      2005       2006

REVENUES                                     $-        $-         $-


  Total Revenues                              -         -          -


EXPENSES                                      -         -          -


  Total Expenses                              -         -          -



NET INCOME                                   $-        $-         $-


NET INCOME -
     Limited partnership unit                $-        $-         $-

     General partnership unit                $-        $-         $-
























   The accompanying notes are an integral part of the financial statements.
                                      F-4


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

                           MAY 16, 2003 (INCEPTION)
                               TO MARCH 31, 2006
                                  ( A Review)

                                                                Total
                       Limited Partners  General Partners  Partners' Equity
                       Amount     Units  Amount     Units  Amount     Units

Initial partner
  contributions        $1,000        1   $1,000        1   $2,000        2

Net income-
  May 16, 2003
  to December 31, 2003      -                 -                 -

Balance -
  December 31, 2003     1,000        1    1,000        1    2,000        2

Net income-
  January 1, 2004
  to December 31, 2004      -                 -                 -

Balance -
 December 31, 2004     $1,000        1   $1,000        1   $2,000        2

Net income-
  January 1, 2005
  to December 31, 2005      -                 -                 -

Balance -
 December 31, 2005     $1,000        1   $1,000        1   $2,000        2

Net income-
  January 1, 2006
  to March 31, 2006         -                 -                 -

Balance -
 March 31, 2006        $1,000        1   $1,000        1   $2,000        2


                                              March 31,      December 31,
                                                2006             2005

Value per unit                                 $1,000           $1,000

Total partnership units                             2                2









   The accompanying notes are an integral part of the financial statements.
                                      F-5


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE PERIOD
            FROM MAY 16, 2003 (DATE OF INCEPTION) TO MARCH 31, 2006
                                  ( A Review)
                                                              May 16, 2003
                                           Three months ended      to
                                                 March 31,      March 31,
                                             2006      2005       2006

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                                 $     -   $     -    $     -
    Adjustments to reconcile net income
     to net cash used in operating
     activities-

    Changes in assets and liabilities-
      Prepaid operating costs                    (14)      (175)     (576)
      Amounts due general partner              1,527          -       470

        Net Cash Used In
          Operating Activities                 1,513       (175)     (106)


CASH FLOWS FROM FINANCING
 ACTIVITIES
  Initial partner contributions                    -          -     2,000

NET INCREASE IN CASH                           1,513       (175)    1,894

CASH -
     Beginning of period                         381      1,872         -

     End of period                           $ 1,894    $ 1,697   $ 1,894


NON-CASH INVESTING ACTIVITIES

     Reimbursable syndication costs
       paid by and owed to affiliate         $ 9,518    $ 5,300   $115,294
















   The accompanying notes are an integral part of the financial statements.
                                      F-6


                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

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

      The Partnership is in the development stage and its efforts through March 31, 2006 have been principally devoted to organizational activities.

      Regulation - The Fund is a registrant (effective September 12, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities and Exchange Act of 1934 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Act. The Fund is also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

      Offering Expenses and Organizational Costs - White Oak has incurred $115,764 and $104,719 in offering costs through March 31, 2006 and December 31, 2005, respectively. The Fund has agreed to reimburse White Oak for all organization and offering expenses incurred up to the end of the twelfth month of operations after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $1,030,000 of partnership interests. All offering costs after the twelfth month of operations will be paid directly by the Fund.

      Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering as part of the offering expenses to be reimbursed to the General Partner after the twelfth month of operation following commencement of business. Recurring registration costs, if any, will be charged to expense as incurred.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes through March 31, 2006. There were no cash equivalents at March 31, 2006 or December 31, 2005.

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

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

2.    GENERAL PARTNER DUTIES (CONTINUED)

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

                            MARCH 31, 2006 AND 2005
                                  (A Review)

4.    FEES

      The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

      A monthly management fee of 2% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA.

      The Fund will pay the Corporate General Partner a fixed brokerage commission of 6%, from which the Corporate General Partner will pay the round turn commissions to the introducing broker and the futures commission merchant for trades made on U.S. markets. Trades on foreign markets, if any, will be charged to the Fund.

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

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

5.    RELATED PARTY TRANSACTIONS

      The sole shareholder of White Oak has made an initial limited partner capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund), which along with the shareholder has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between White Oak and the Fund.

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