Form 10-Q
period 2006-06-30
PROVIDENCE SELECT FUND LP
filed 2006-08-14
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2006

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

Yes _____ No __X____

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2006 are attached hereto and made a part hereof.

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

Events subsequent to June 30, 2006:	On July 28, 2006, the Fund filed post
effective amendment no. 2 to its registration statement, which went effective August 14, 2006, to update the financials and performance information in the prospectus contained therein.

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTA") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. NuWave Investment Corp. is the sole commodity trading advisor of the Fund. The General Partner has reserved the right to add and delete CTAs and reallocate equity assigned as it shall determine, in its sole discretion, without prior notice to the partners (investors). The CTA has sole discretion to select the trades and does not disclose the methods it uses to make those determinations in its disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed or any other return to the investors. The investors must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. Upon sale of the minimum of $1,030,000, the Fund will deposit its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation are a management fee of 2% and incentive fee of 20% paid to the commodity trading advisor, an incentive fee of 3% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

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

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner


Date:	August 14, 2006


                          PROVIDENCE SELECT FUND, LP
                              LIMITED PARTNERSHIP
                        (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS




                                                                  Page

Accountants' Review Report                                        F-2

Financial Statements

  Balance Sheets as of June 30, 2006 and December 31, 2005        F-3

  Statements of Operations for the Three and Six Months
   Ended June 30, 2006 and 2005 and the cumulative period
   from May 16, 2003 (date of inception) to June 30, 2006         F-4

  Statement of Partners' Equity from May 16, 2003 to
   June 30, 2006                                                  F-5

  Statements of Cash Flows for the Six Months Ended
   June 30, 2006 and 2005 and the cumulative period from
   May 16, 2003 (date of inception) to June 30, 2006              F-6

  Notes to Financial Statements                                F-7 - F-11





























                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Providence Select Fund, Limited Partnership
Fremont, Indiana


                              We have reviewed the balance sheet of
PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of June 30, 2006 and the related statements of operations for the three and six months ended June 30, 2006 and 2005 and the cumulative period from May 16, 2003 (date of inception) to June 30, 2006, the statement of partners' equity from May 16, 2003 to June 30, 2006 and statement of cash flows for the six months ended June 30, 2006 and 2005 and the cumulative period from May 16, 2003 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with the
standards of the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 11, 2006
Oak Park, Illinois



               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                          PROVIDENCE SELECT FUND, LP
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                      JUNE 30, 2006 AND DECEMBER 31, 2005

                                                June 30,
                                                  2006      December 31,
                                              ( A Review)       2005

                                    ASSETS


Cash                                           $     468     $     381
Reimbursable syndication costs                   152,659       105,776
Prepaid operating costs                              637           562

  Total Assets                                 $ 153,764     $ 106,719





                       LIABILITIES AND PARTNER'S EQUITY

Liabilities -
    Due to corporate general partner           $  151,764    $ 104,719


Partners' Capital -
    Limited partners  (1 unit)
            Initial capital contribution            1,000        1,000

    General partners  (1 unit)
            Initial capital contribution            1,000        1,000

  Total Partners'  Capital                          2,000        2,000


                                                $ 153,764    $ 106,719













   The accompanying notes are an integral part of the financial statements.
                                      F-3


                          PROVIDENCE SELECT FUND, LP
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
        AND THE CUMULATIVE PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION)
                               TO JUNE 30, 2006
                                  (A Review)

                                                                 May 16, 2003
                            Three months ended   Six months ended      to
                                 June 30,            June 30,       March 31,
                              2006      2005      2006      2005      2006

INVESTMENT AND OTHER INCOME
  Interest income           $     -   $     -     $     -  $     -  $     -

  Total Income                    -         -           -        -        -

EXPENSES
  Commissions                     -         -           -        -        -
  Management fees                 -         -           -        -        -
  Other administrative
   expenses                       -         -           -        -        -

  Total Expenses                  -         -           -        -        -

  Net Investment Loss             -         -           -        -        -

REALIZED AND UNREALIZED GAIN
  ON INVESTMENTS
  Realized gain/(loss) from
   trading futures                -         -           -        -        -
  Change in unrealized
   gain/(loss) on open commodity
   futures contracts              -         -           -        -        -

  Total Realized and Unrealized
  Gain on Investments             -         -           -        -        -

NET INCOME                  $     -   $     -     $     -  $     -   $    -

NET INCOME -
  Limited partner unit      $     -   $     -     $     -  $     -   $    -

  General partner unit      $     -   $     -     $     -  $     -   $    -

  Weighted average partnership
   units outstanding:
  Limited partner units        1.00      1.00        1.00     1.00     1.00

  General partner units        1.00      1.00        1.00     1.00     1.00

   The accompanying notes are an integral part of the financial statements.
                                      F-4


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

                           MAY 16, 2003 (INCEPTION)
                               TO JUNE 30, 2006
                                  ( A Review)

                                                                  Total
                         Limited Partners  General Partners  Partners' Equity
                         Amount     Units  Amount     Units  Amount     Units

Initial partner
  contributions          $1,000      1     $1,000      1     $2,000      2

Net income-
  May 16, 2003
  to December 31, 2003        -                 -                 -

Balance -
  December 31, 2003       1,000      1      1,000      1      2,000      2

Net income-
  January 1, 2004
  to December 31, 2004        -                 -                 -

Balance -
 December 31, 2004       $1,000      1     $1,000      1      $2,000      2

Net income-
  January 1, 2005
  to December 31, 2005        -                 -                  -

Balance -
 December 31, 2005       $1,000      1     $1,000      1      $2,000      2

Net income-
  January 1, 2006
  to June 30, 2006            -                 -                  -

Balance -
 June 30, 2006           $1,000      1     $1,000      1      $2,000      2


                                      June 30,      December 31,
                                        2006            2005

Value per unit                        $1,000           $1,000

Total partnership units                    2                2



   The accompanying notes are an integral part of the financial statements.
                                      F-5


                          PROVIDENCE SELECT FUND, LP
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE
         PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION) TO JUNE 30, 2006
                                  (A Review)


                                                                 May 16, 2003
                                                Six months ended       to
                                                     June 30,       June 30,
CASH FLOWS FROM OPERATING ACTIVITIES            2006        2005      2006
  Net Income                                    $     -  $     -   $      -
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities -
  Changes in operating assets and liabilities -
  Reimbursable syndication costs                    162      500       (895)
  Prepaid operating cost                            (75)    (220)      (637)

    Net Cash Provided By (Used In)
      Operating Activities                           87      280     (1,532)

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial partner contributions                       -        -      2,000

    Net Cash Used In
      Financing Activities                            -        -      2,000

NET INCREASE IN CASH                                 87      280        468

CASH
  Beginning of period                               381    1,872          -

  End of period                                 $   468  $ 2,152   $    468


NON-CASH INVESTING ACTIVITIES

     Reimbursable syndication costs
       paid by and owed to affiliate            $46,883  $91,496   $151,764













   The accompanying notes are an integral part of the financial statements.
                                      F-6


                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

      The Partnership is in the development stage and its efforts through June 30, 2006 have been principally devoted to organizational activities.

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

      Offering Expenses and Organizational Costs - White Oak has incurred $151,764 and $104,719 in offering costs through June 30, 2006 and December 31, 2005, respectively. The Fund has agreed to reimburse White Oak for all offering expenses incurred up to the end of the twelfth month of operations after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $1,030,000 of partnership interests. All offering costs after the twelfth month of operations will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the general partner, White Oak, and are expected to be immaterial.

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes through June 30, 2006. There were no cash equivalents at June 30, 2006 or December 31, 2005.

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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