Form 10-Q
period 2006-09-30
PROVIDENCE SELECT FUND LP
filed 2006-11-20
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2006

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to

                    Commission file number  333-108629

                  Providence Select Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

                    Delaware                            20-0069251
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

Yes _____ No __X____

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2006 are attached hereto and made a part hereof.

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

The Fund filed post effective amendment no. 2 to its registration statement on July 28, 2006 that went effective August 14, 2006 to update the performance and financials in the prospectus contained therein. Offers and solicitations have been made pursuant to that prospectus. The Fund intends to sell the partnership interests in the face amount of $50,000,000 that it has registered.

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

To have the purchase price or appreciation, if any, of the Units, paid to them, partners must use the redemption feature of the Partnership. Distributions, although possible in the sole discretion of the general partner, are not expected to be made. There is no current market for the Units sold, none is expected to develop and the partnership agreement limits the ability of a limited partner to transfer the Units.

Results of Operations

The Fund has not yet sold the minimum amount of limited partnership interests to commence business and, therefore, has no results of operations.

Subsequent Events

Effective October 25, 2006, the auditor of the Fund was changed from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the general partner's principal executive officer and principal financial officer concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the Fund's internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	Report filed on 8-K subsequent to reporting period of this 10-Q

The Fund filed a Form 8-K on October 26, 2006 and Form 8-K/A on November 2, 2006 to disclose the change of the Fund's auditor effective October 25, 2006 from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner


Date:	November 20, 2006

                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Accountants' Review Report                                           F-2

Financial Statements

  Balance Sheets as of September 30, 2006 and December 31, 2005      F-3

  Statements of Operations for the Three and Nine Months Ended
   September 30, 2006 and 2005 and the cumulative period from
   May 16, 2003 (date of inception) to September 30, 2006            F-4

  Statements of Partners' Equity from May 16, 2003 to
   September 30, 2006                                                F-5

  Statements of Cash Flows for the Nine Months Ended September
   30, 2006 and 2005 and the cumulative period from May 16, 2003
   (date of inception) to September 30, 2006                         F-6

  Notes to Financial Statements                                   F-7 - F-11





                        Jordan, Patke & Associate, Ltd.
                         Certified Public Accountants

To The Partners
Providence Select Fund, Limited Partnership
Fremont, Indiana


                              We have reviewed the balance sheet of
PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of September 30, 2006 and December 31, 2005 and the related statements of operations for the three and nine months ended September 30, 2006 and 2005 and the cumulative period from May 16, 2003 (date of inception) to September 30, 2006, and the statements of partners' equity from May 16, 2003 to September 30, 2006 and the statement of cash flows for the nine months ended September 30, 2006 and 2005 and the cumulative period from May 16, 2003 to September 30, 2006. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with
standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              Frank L. Sassetti & Co. have previously
audited, in accordance with auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in their report dated March 22, 2006, they expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Jordan, Patke & Associates

November 15, 2006
Lincolnshire, Illinois








                                      F-2


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                  September 30,
                                                      2006     December 31,
                                                   (A Review)      2005

                                    ASSETS


Cash                                               $     260     $     381
Reimbursable syndication costs                       194,806       105,776
Prepaid operating costs and other                        698           562

  Total Assets                                     $ 195,764     $ 106,719





                       LIABILITIES AND PARTNERS' EQUITY

Liabilities -
    Due to corporate general partner               $ 193,764     $ 104,719


Partners' Capital -
    Limited partners  (1 unit)
            Initial capital contribution               1,000        1,000

    General partners  (1 unit)
            Initial capital contribution               1,000        1,000

       Total Partners'  Capital                        2,000        2,000


                                                   $ 195,764    $ 106,719













   The accompanying notes are an integral part of the financial statements.
                                      F-3


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
        AND THE CUMULATIVE PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION)
                             TO SEPTEMBER 30, 2006
                                  (A Review)

                                                                 May 16, 2003
                            Three months ended   Nine months ended     to
                                  Sep 30,             Sep 30,        Sep 30,
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


   The accompanying notes are an integral part of the financial statements.
                                      F-4


                            PROVIDENCE SELECT FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

                           MAY 16, 2003 (INCEPTION)
                             TO SEPTEMBER 30, 2006
                                  (A Review)


                                                                  Total
                         Limited Partners  General Partners  Partners' Equity
                         Amount     Units  Amount     Units  Amount     Units

Initial partner
  contributions          $1,000      1     $1,000      1     $2,000      2

Net income-
  May 16, 2003
  to December 31, 2003        -                 -                 -

Balance -
  December 31, 2003       1,000      1      1,000      1      2,000      2

Net income-
  January 1, 2004
  to December 31, 2004        -                 -                 -

Balance -
 December 31, 2004        1,000      1      1,000      1       2,000      2

Net income-
  January 1, 2005
  to December 31, 2005        -                 -                  -

Balance -
 December 31, 2005        1,000      1      1,000      1       2,000      2

Net income-
  January 1, 2006
  to September 30, 2006       -                 -                  -

Balance -
 September 30, 2006      $1,000      1     $1,000      1      $2,000      2


                                   September 30,     December 31,
                                        2006            2005

Value per unit                        $1,000           $1,000

Total partnership units                    2                2


   The accompanying notes are an integral part of the financial statements.
                                      F-5


                          PROVIDENCE SELECT FUND,  LP
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
           AND FOR THE PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION)
                             TO SEPTEMBER 30, 2006
                                  (A Review)


                                                                 May 16, 2003
                                                Nine months ended       to
                                                     Sep 30,         Sep 30,
CASH FLOWS FROM OPERATING ACTIVITIES            2006        2005      2006
  Net Income                                    $     -  $     -   $      -
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-
    Changes in operating assets and liabilities -
      Reimbursable syndication costs                 15      479     (1,042)
      Prepaid operating costs                      (136)    (220)      (698)

        Net Cash Provided By
         Operating Activities                      (121)     259     (1,740)

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial partner contributions                       -        -      2,000

    Net Cash Used In
     Financing Activities                             -        -      2,000

NET INCREASE IN CASH                               (121)     259        260

CASH
  Beginning of period                               381    1,872

  End of period                                    $260   $2,131       $260

NON-CASH INVESTING ACTIVITIES

  Reimbursable syndication costs
   paid by and owed to affiliate                $89,045  $10,551   $193,764













   The accompanying notes are an integral part of the financial statements.
                                      F-6


                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

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

  The Partnership is in the development stage and its efforts through September 30, 2006 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - White Oak has incurred $193,764 and $104,719 in offering costs through September 30, 2006 and December 31, 2005 respectively. The Fund has agreed to reimburse White Oak for all offering expenses incurred up to the end of the twelfth month of operations after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $1,030,000 of partnership interests. All costs after the commencement of business will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the general partner, White Oak, and are expected to be immaterial.

  Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering as part of the offering expenses to be reimbursed to the General Partner after the twelfth month of operation following commencement of business. Registration costs incurred after the commencement of business, if any, will be charged to expense as incurred.

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

1      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes through September 30, 2006. There were no cash equivalents as of September 30, 2006 or December 31, 2005.

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

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

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

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005


4.      FEES

  The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

  A monthly management fee of 2% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA.

  The Fund will pay the Corporate General Partner a fixed brokerage commission of 6%, from which the Corporate General Partner will pay the round turn commissions to the introducing broker and the futures commission merchant for trades made on U.S. markets. Trades made on foreign markets, if any, will be charged to the Fund.

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

5.      RELATED PARTY TRANSACTIONS

  The sole shareholder of White Oak has made an initial limited partner capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund) and a 50% shareholder of Futures Investment Company (the principal selling agent), which along with the shareholder, have temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between White Oak and the Fund.

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

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

6.      CONCENTRATIONS

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

7.      SUBSEQUENT EVENTS

  Effective October 2006, we changed the auditor of the Fund from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302 to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.