Form 10-K
period 2006-12-31
PROVIDENCE SELECT FUND LP
filed 2007-04-02
CIK 1262876

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the year ended  12-31-2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  333-119635

                 PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

               Delaware                                   20-0069251
     State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                   Identification No.)

                   505 Brookfield Drive, Dover, DE         19901
              (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class     Name of each exchange on which registered
      None                    None

          Securities registered pursuant to Section 12(g) of the Act:
                          Limited Partnership Units
                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes [ ] No	[X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: None.

There is no market for the Units of partnership interests and none is expected to develop. The Registrant is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the year ended December 31, 2005 at Registration No. 333-119635.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119635 are incorporated by reference to Parts I, II, III, and IV.

PART I

Item 1.  Business

On September 12, 2005, the registration statement filed by Providence Select Fund, Limited Partnership, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC"), was declared effective. The Fund sells the Units of partnership interests at the initial price of $1,000 per Unit and, after the commencement of business, at the net asset value per Unit as of the then current month end, until the face amount of $50,000,000 that it has registered has been sold. As of December 31, 2006, the Fund had not sold the minimum of $1,030,000 required as a condition precedent to the commencement of business; however, it subsequently sold the minimum as of March 2, 2007. See Subsequent Events in this section, below. Pursuant to the terms of the Limited Partnership Agreement, the Fund is engaged in the business of speculative and high risk trade of commodity futures and options selected by of one or more commodity trading advisors ("CTA"). The General Partner, in its sole discretion it selects the CTA and the amount of equity assigned to the CTAs, from time to time.

The Fund filed a post effective amendment to its registration statement on July 28, 2006, which became effective August 14, 2006, to update its financials and other information. The Fund filed post effective amendments to its registration statement on November 22, 2006 and December 5, 2006, which became effective January 3, 2007 to provide disclosure of: (1) a change in the management fee to NuWave from 2% annually to a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 2.5% annually, (2) the assumption of the obligation to pay foreign brokerage commissions by White Oak, the corporate general partner; (3) the change of location of the Registrant's books and records from the offices of Michael Liccar & Co to c/o Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046, (4) the change of bookkeeping from Michael Liccar & Co, certified public accountants, 200 West Adams Street, Suite 2211, Chicago, IL 60606-5208 to Shoup Accounting Services, certified public accountants, 306 S. West Street, Angola, IN 46703, and (5) the change of auditor of the Registrant from Frank L. Sassetti & Co. 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069. The change in auditor was also disclosed in a report on Form 8-K filed October 26, 2006, as amended November 2, 2006, which is incorporated herein by reference. There were no adverse events that motivated the change in bookkeepers or auditors.

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by the currently selected sole commodity trading advisor ("CTA"), NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960. The books and records of the trades placed by the CTA in the Fund's trading account are kept and available for inspection by the Limited Partners at the office of Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046. NuWave is paid a management fee of up to 2.5% of the equity assigned to it to trade plus an incentive fee of twenty percent (20%) of New Net Profit earned from the trades on the equity, payable quarterly. The Fund Limited Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Fund. Reports of the Net Asset Value of the Fund are sent to all Partners at the end of each month.

White Oak Financial Services, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for trades for a one half percent (1/2%) of the total value of the funds available for trading in the Fund's accounts at the FCM per month [six percent (6%) per year]. White Oak also receives an incentive fee of up to three percent (3%) of New Net Profit as that term is defined in the prospectus on equity assigned to the CTA. The independent FCM is selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of attorney and advisory agreement granted by the Fund. The CTA agreements are terminable at the will of the parties. The Selling Agents receive a three percent (3%) continuing service fee of the initial investment the first year. Each month thereafter, for so long as the investment remains in the Fund, the Fund pays this fee at one quarter percent (1/4%) based on the net asset value of the investment.

The sale of Units is regulated by Securities Act of 1933 and the Commodity Exchange Act. Once the Units are issued, the operation of the Fund is subject to regulation pursuant to the Securities and Exchange Act of 1934 and the Commodity Exchange Act. The U.S. Securities and Exchange Commission and the Securities Commissions and securities acts of the several States where its Units are offered and sold have jurisdiction over the operation of the Fund. The National Futures Association has jurisdiction over the operation of the General Partner and the Commodity Trading Advisors. This regulatory structure is not intended, nor does it, protect investors from the risks inherent in the trading of futures and options.

Subsequent Events - The Fund commenced business on March 2, 2007 after admission of 46 Limited Partners, with total subscriptions of $1,049,000. It will continue to offer its Units for sale to the public via its fully amended and restated prospectus dated January 3, 2007 (the "Prospectus"), as it may be amended in the future, until it has sold the total of $50,000,000 in registered securities or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement.

Item 1A.  Risk Factors

The trading of futures, options on futures and other commodities related investments is highly speculative and risky. You should make an investment in the Fund only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Risk Factors section of the Prospectus, which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Form 10-K. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading in futures and other commodities related products in a Fund account at Man Financial Inc., the FCM selected by the General Partner. Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the CTA in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the Principal Selling Agent, the FCM, the CTA or any of their Affiliates, directors or officers, except against Man as described below.

At any given time, Man is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of filing of this 10-K, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no material, administrative, civil or criminal proceedings pending, on appeal or concluded against Man or its principals within the five years preceding the date of this 10-K, except that Man has recently been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. Man has informed the Fund that in acting as clearing broker for PAAF it was not responsible for its losses and, among other things, has brought in a number of third party defendants. Accordingly, it will deny the material allegations of the Complaint, and will otherwise vigorously defend the Litigation. Further, the outcome of the Litigation should not materially affect Man or its ability to perform as a FCM for the accounts of the Fund. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and Man's relationship to PAAF. To date, the CFTC has not brought any action against Man.

On February 20, 2007, Man settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which Man was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at Man. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor.
Without admitting or denying the allegation, Man agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. Man also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

The General Partner makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and there have been no matters which would cause the Fund to conduct a vote of the Limited Partners. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Fund. All of their voting rights, as defined in the Limited Partnership Agreement, are limited to the selection of the General Partner, amendments to the Limited Partnership Agreement, and other similar decisions.

PART II

Item 5. Market for Registrant's Limited Partnership Units, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Limited Partnership Agreement, subject to certain exceptions upon the death of a Limited Partner, requires a Limited Partner to obtain the approval of the General Partner prior to the transfer of any Units. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Limited Partners must rely upon the right of Redemption provided in the Limited Partnership Agreement to liquidate their interest.

The Fund has fewer than 300 holders of its securities. Limited Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Fund. The General Partner has sole discretion in determining what distributions, if any, the Fund will make to the Limited Partners. The Fund has not made any distributions as of the date hereof.
The Fund has no securities authorized for issuance under equity compensation plans. See the Limited Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Limited Partners.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Limited Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Limited Partner's capital account.

As of December 31, 2006, the Registrant had not yet commenced operations and was considered a development stage enterprise. Accordingly, there is no presentation of summary financial information in this section.

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

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. When combined with the previously described assets committed to margin, a total of up to approximately 40% of the Fund's assets may be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets are normally invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the General Partner or any affiliated entities.

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. As of December 31, 2006, the Fund had not yet commenced operations and, therefore, has no results of operations to disclose in this 10-K.

The Limited Partnership Agreement grants solely to the General Partner the right to select the CTA and to otherwise manage the operation of the Fund. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The securities of the Fund are not traded and no market for the Fund securities is expected to develop. The Fund is engaged in the speculative trading of futures and options on futures. The risks are fully explained in the Fund prospectus delivered to each prospective Limited Partner prior to their investment.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2006, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is not required because the Registrant had not yet commenced operations as of December 31, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

The General Partners of the Registrant during the year 2006 were White Oak Financial Services, Incorporated, a Delaware corporation, and Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 62, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Form 10-K. As described previously, upon opening of the Fund, the General Partner will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference, if any, between the cost to enter the trades and the six percent (6%). It is also paid an incentive fee of up to three percent (3%) on New Net Profits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2006:

  Name			Percent Ownership
  Michael Pacult	50.0%

Michael Pacult invested personally as a limited partner to comply with the legal requirement that a Limited Partnership must be formed by two or more people. Mr. Pacult transferred his Limited Partner interest to the corporate general partner on March 2, 2007.

(b) As of December 31, 2006, the corporate General Partner owned 1.00 Unit of Limited Partnership Interest, which constituted the other 50.0% ownership.

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

Item 14.  Principal Accountant Fees and Services.

Only fees to the Principal Accountant, or Auditor, and not fees for other accounting, are required to be disclosed in this section.

(1)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2006 and 2005 were $9,845 and $6,547, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $1,490, and $0, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2006 and 2005 were $0 and $350,
respectively.   Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $0, and $0, respectively.

(4)	All Other Fees

None

(5)	The Board of Directors of White Oak Financial Services, Inc., General
Partner of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

(6)	Close to 100% of the hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees. However, all work performed was supervised by a full-time permanent employee.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

 (a)	The following documents are filed as part of this report:

  1. All Financial Statements

  See Index to Financial Statements for the years ended December 31, 2006 and 2005.

  The Financial Statements begin on page F-1 of this report.

  2. Financial Statement Schedules required to be filed by Item 8 on this form, and by paragraph (b) below.

  Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-119635 previously filed with the Securities and Exchange Commission.

(b)	Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter).

See response to 15(a)(3), above.

(c)	Financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including
(1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
  				By White Oak Financial Services, Inc.
  				Its General Partner


Date: March 30, 2007		By: /s/ Michael Pacult
  				Mr. Michael P. Pacult
  				Sole Director, Sole Shareholder
  				President and Treasurer

****************************************************************************
                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                       Index to the Financial Statements


							Page

Report of Independent Registered Public Accounting Firm F-2

Financial Statements

Statements of Assets and Liabilities      		F-3

Statements of Operations      				F-4

Statements of Changes in Net Assets     		F-5

Statements of Cash Flows     				F-6

Notes to Financial Statements      		     F-7 - F-12

Affirmation of Commodity Pool Operator     		F-13

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware


We have audited the accompanying statements of assets and liabilities of Providence Select Fund, Limited Partnership (a development stage enterprise) as of December 31, 2006, and the related statements of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Providence Select Fund, Limited Partnership as of December 31, 2005, and the cumulative period from May 16, 2003 (date of inception) through December 31, 2005 were audited by other auditors whose report dated March 22, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Providence Select Fund, Limited Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Providence Select Fund, Limited Partnership internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Select Fund, Limited Partnership as of December 31, 2006, and the results of its operations, its changes in net assets and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 9 that were applied to restate the 2005 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2005 financial statements of Providence Select Fund, Limited Partnership other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 27, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

								December 31,
								2006		2005

Assets

  Cash								$304		$381
  Reimbursable syndication costs				261,561		125,426
  Prepaid operating costs and other				3,956		562

  	Total assets						265,821		126,369

Liabilities

  Accrued expenses						7,076		-
  Advances due to related parties				256,745		124,369

  	Total Liabilities					263,821		124,369

Net assets							$2,000		$2,000


Analysis of Net Assets

  Limited partners						$1,000		$1,000
  General partner						1,000		1,000

  	Net assets (equivalent to $1,000.00 and
	 $1,000.00 per unit)					$2,000		$2,000


Partnership units outstanding

  Limited partners units outstanding				1.00		1.00
  General partner units outstanding				1.00		1.00

  	Total partnership units outstanding			2.00		2.00


   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                           Statements of Operations

For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
             May 16, 2006 (Date of Inception) to December 31, 2006

  											Period From
 											May 16, 2003
  											(Inception) to
  							Year ended December 31,		December 31,
  							2006		2005		2006

Investment income

  Total investment income				$-		$-		$-

Expenses

  Total expenses					-		-		-

  	Net investment loss				-		-		-

Realized and unrealized gain (loss) from investments and foreign currency

  Net gain on investments and foreign currency		-		-		-

  	Net increase in net assets resulting from
	 operations					$-		$-		$-



   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                      Statement of Changes in Net Assets

For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
             May 16, 2006 (Date of Inception) to December 31, 2006


  														Period From
 														May 16, 2003
  														(Inception) to
  										Year ended December 31,		December 31,
  										2006		2005		2006


Increase (decrease) in net assets from operations
  Net investment loss								$-		$-		$-
  Net realized gains from investments and foreign currency
   transactions									-		-		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies			-		-		-

  Net increase in net assets resulting from operations				-		-		-

  Capital share subscriptions							-		-		2,000
  Capital share redemptions							-		-		-

  	Total increase in net assets						-		-		2,000

  Net assets at the beginning of the year					2,000		2,000		-

  Net assets at the end of the year						$2,000		$2,000		$2,000




   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
             May 16, 2006 (Date of Inception) to December 31, 2006

  													Period From
 													May 16, 2003
  													(Inception) to
  									Year ended December 31,		December 31,
  									2006		2005		2006
Cash Flows from Operating Activities

Net increase in net assets resulting from operations			$-		$-		$-

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    (Increase) in reimbursable syndication costs			(114,760)	(20,707)	(115,817)
    (Increase) in prepaid operating costs				(3,394)		(434)		(3,956)
    Increase in accrued expenses					7,076				7,076

  	Net cash (used in) operating activities				(111,078)	(21,141)	(112,697)


Cash Flows from Financing Activities

  Increase in advances from related parties				111,001		19,650		111,001
  Initial partner contribution						-		-		2,000

    Net cash provided by financing activities				111,001		19,650		113,001

  	Net increase (decrease)  in cash and cash equivalents		(77)		(1,491)		304

  	Cash at the beginning of the period				381		1,872		-


  	Cash at the end of the period					$304		$381		$304


Non-Cash Financing Activities

  Reimbursable syndication costs paid by and owed to related
   parties								$21,375		$24,253		$126,094



   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                For the Years Ended December 31, 2006 and 2005



1.	Nature of the Business

  Providence Select Fund, Limited Partnership (the Fund) was formed on May 16, 2003 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors (CTA's). However, the Fund will not commence business until at least $1,030,000 worth of partnership interests are sold. The maximum offering is $50,000,000. White Oak Financial Services, Inc. (White Oak) and Michael Pacult are the General Partners and commodity pool operators (CPO's) of the Fund. The initial CTA is expected to be NuWave Investment Corp., which will have the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent is Futures Investment Company (FIC), which is controlled by Michael Pacult and his wife.

  The Partnership is in the development stage and its efforts through December 31, 2006 have been principally devoted to organizational activities.

2.	Significant Accounting Polices

  Regulation - The Fund is a registrant (effective September 12, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund will also be subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Offering Expenses and Organizational Costs - White Oak has incurred $261,561 and $125,426 in offering costs through December 31, 2006 and 2005 respectively. The Fund has agreed to reimburse White Oak and other affiliated companies for all offering expenses incurred up to the commencement of business after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $1,030,000 of partnership interests. All costs after the commencement of business will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the general partner, White Oak, and are expected to be immaterial.

  Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering as part of the offering expenses to be reimbursed to the General Partner after the twelfth month of operation following commencement of business. Registration costs incurred after the commencement of business, if any, will be charged to expense as incurred.

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                For the Years Ended December 31, 2006 and 2005


2.	Significant Accounting Polices, Continued

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

  Interest income is recognized when it is earned.

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ending December 31, 2006 and 2005. There were no cash equivalents as of December 31, 2006 and 2005.

  Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

  The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

  Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the fund's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities, other than investments in securities at fiscal period end, resulting from changes in exchange rates.

3.	General Partner Duties

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

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                For the Years Ended December 31, 2006 and 2005


3.	General Partner Duties, Continued

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

4.	The Limited Partnership Agreement

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


  Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the general partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account after the minimum to commence business has been raised and, thereafter, on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor.

  Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the general partner no less than ten days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fee after the twelfth month.

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                For the Years Ended December 31, 2006 and 2005


5.	Fees

  The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

  A monthly management fee will be paid to the CTA based on the rate of trading assigned by the CTA and approved by the General Partner of up to 2.5% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA.

  The Fund will pay the Corporate General Partner a fixed brokerage commission of 6%, from which the Corporate General Partner will pay the round turn commissions to the futures commission merchant.

  A quarterly incentive fee of 20% of "new trading profits" will be paid to each CTA and up to a 3% quarterly incentive fee will be paid to the Corporate General Partner. "New trading profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

  After the Fund commences trading, the Fund will pay the selling agents a 3% continuing service fee based on the initial investment the first year. Each year thereafter, for so long as the investment remains in the Fund, the Fund will pay this fee at 1/4% monthly based on the net asset value of the investment.

  The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is eliminated. The Fund may also increase the management fees paid to the CTA's and general partner to 6% of total net assets if the total incentive fees are decreased to 15%.

6.	Related Party Transactions

  Michael Pacult, the sole shareholder of White Oak has made an initial limited partner capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund), which along with the shareholder, has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between White Oak and the Fund.

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

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                For the Years Ended December 31, 2006 and 2005


6.	Related Party Transactions, Continued

  The Fund has received advances from four related parties: White Oak Financial Services, Inc., general partner of Providence Select Fund, LP, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The Fund has the following advances due to related parties at December 31, 2006 and 2005:

 						     December 31,
  						2006		2005

  Futures Investment Company			$64,105		$833
  Ashley Capital Management, Inc.		62,355		20,450
  Michael Pacult				46,650		19,650
  White Oak Financial Services, Inc.		83,635		83,436

  Total advances due to related parties		$256,745	$124,369

  These advances are to help pay for various costs, including operating and start-up costs, and are recorded as due to related party. The balance is usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. These amounts bear no interest or due dates and are unsecured.

6.	Partnership Unit Transactions

  As of December 31, 2006 and 2005 partnership units were valued at $1,000.00 and $1,000.00, respectively.

  Transactions in partnership units were as follows:

  					Units				Amount
  				2006		2005		2006		2005

  Limited Partner Units
    Subscriptions		-		-		$-		$-
    Redemptions			-		-		-		-
 	 Total			-		-		-		-

  General Partner Units
    Subscriptions		-		-		-		-
    Redemptions			-		-		-		-
  	Total			-		-		-		-

  Total Units
    Subscriptions		-		-		-		-
    Redemptions			-		-		-		-
  	Total			-		-		$-		$-

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                For the Years Ended December 31, 2006 and 2005




7.	Concentrations

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

8.	Change in Auditor

  Effective October 2006, we changed the auditor of the Fund from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302 to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.

9.	Correction of an Error from a Prior Period

  In 2005, there was an advance, that was not recorded from Michael Pacult to Providence Select Fund, LP for $19,650. This amount was used to pay for professional fees that relate to reimbursable syndication costs.
Accordingly, the 2005 statement of assets and liabilities and statement of cash flows have been restated to show the increase of $19,650 in reimbursable syndication costs and advances from related parties.

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
             May 16, 2006 (Date of Inception) to December 31, 2006

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					March 30, 2007
  Michael Pacult    					Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership