Form 10-Q
period 2007-03-31
PROVIDENCE SELECT FUND LP
filed 2007-05-21
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [   ] No [X]

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) f the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [   ] No [   ]  Not applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2007 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on September 12, 2005. On March 5, 2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. The Fund, pursuant to the terms of the Limited Partnership Agreement, is engaged in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisor its management has selected.

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

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation are a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 2.5% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 3% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance, as of March 31, 2007 of $48,911,630 in face amount of registered Units are sold. As of March 31, 2007, of the $50,000,000 in Units registered, $1,088,370 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first three months of 2007 was a profit of $9,389. The Fund was not operational during the first three months of 2006. The profits were generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management, including its principal executive officer and principal financial officer, Mr. Michael Pacult, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against Man as described below.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:		Providence Select Fund, Limited Partnership
  			By White Oak Financial Services, Incorporated
  			Its General Partner


  			By: /s/ Michael Pacult
  			Mr. Michael Pacult
  			Sole Director, Sole Shareholder,
			President, and Treasurer of the General Partner

Date:  May 21, 2007

                  Providence Select Fund, Limited Partnership

                       Index to the Financial Statements


                                                                    Page

Report of Independent Registered Public Accounting Firm	            F-2

Financial Statements

  Statements of Assets and Liabilities as of March 31, 2006
   and December 31, 2006	                                    F-3

  Schedule of Investments - Cash and Securities - March 31, 2007    F-4

  Schedules of Investments - Futures Contracts - March 31, 2007	    F-5

  Statements of Operations for the Three Months Ended March 31,
   2007 and 2006						    F-6

  Statements of Changes in Net Assets  for the Three Months
   Ended March 31, 2007 and 2006	 			    F-7

  Statements of Cash Flows  for the Three Months Ended
   March 31, 2007 and 2006					    F-8

  Notes to Financial Statements				         F-9 - F-14

  Affirmation of Commodity Pool Operator			    F-15

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP, as of March 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2007. These financial statements are the responsibility of the Fund's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP for the Three Months Ended March 31, 2006 were reviewed by other accountants whose report dated May 15, 2006 stated that they were not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 15, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership

                     Statements of Assets and Liabilities

								March 31,	December 31,
								2007		2006
								(A Review)
Assets

  Investments
    Equity in commodity futures trading accounts:

      Cash and cash equivalents					$998,700	$-
      Cash denominated in foreign currencies			17,580		-
  -
      Net unrealized gain on open futures contracts		15,554		-

  	Total brokerage cash equivalents and investments	1,031,834	-

      Cash							10,683		304
      Interest Receivable					3,415		-

      Reimbursable syndication costs				299,135		261,561
      Subscriptions Receivable					25,000		-
      Prepaid continuing service fee				28,872		-
      Prepaid operating costs and other				-		3,956

  	Total assets						1,398,939	265,821

Liabilities

  Accrued expenses						10,103		7,076
  Advances due to related parties				273,744		256,745
  Due to outside parties					5,473		-
  Accrued management fee					1,750		-
  Accrued commissions						3,488		-
  Accrued incentive fees					6,622		-

    Total Liabilities						301,180		263,821

Net assets							$1,097,759	$2,000


Analysis of Net Assets

  Limited partners						$1,070,709	$1,000
  General partner						27,050		1,000

    Net assets (equivalent to $1,008.62 and $1,000.00 per unit)	$1,097,759	$2,000


Partnership units outstanding

  Limited partners units outstanding				1,061.56	1.00
  General partner units outstanding				26.82		1.00

    Total partnership units outstanding				1,088.38	2.00

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                March 31, 2007
                                  (A Review)


							Fair Value
Description					Maturity Date	Face Value	Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U. S. Dollars:
  United States Markets								998,700		$998,700	98.27%

    Total cash denominated in U. S. Dollars							998,700		98.27%

      Total cash and cash equivalents denominated in U.S. Dollars				998,700		98.27%

Cash denominated in foreign currency:
  Euro Markets - Euro								6,455		8,629		0.85%
  British Pound Markets - GBP							21		42		0.00%
  Australian Dollar Markets - AUD						1,346		1,091		0.11%
  Hong Kong Dollar Markets - HKD						-		-		0.00%
  Japanese Yen Markets - JPY							920,000		7,818		0.77%

    Total cash denominated in foreign currency							17,580		1.73%

      Total investments										$1,016,280	100%

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                March 31, 2007
                                  (A Review)




  									     Fair Value
Description				Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    CBOT Soybeans			May 2007	2		1,425		$1,425
    CBT T-Note 10Y			June 2007	6		(5,094)		(5,094)
    CBOT Silver				May 2007	1		2,570		2,570
    CME Cattle				June 2007	2		(2,760)		(2,760)
    LME Aluminum			June 2007	2		4,488		4,488
    IMM Australian Dollar		June 2007	3		8,835		8,835
    IMM British Pound			June 2007	5		11,188		11,188
    IMM Euro FX				June 2007	3		6,750		6,750

      Total United States Commodity Futures Positions			27,402		27,402

  Japanese commodity futures positions held long:
    SMX Nikkei				June 2007	4		722,500		6,140

      Total Japanese commodity futures positions held long		722,500		6,140

  Euro commodity futures positions held long:
    EURX E-Bund				June 2007	3		(4,150)		(5,548)

      Total European commodity futures positions held long		(4,150)		(5,548)

  British commodity futures positions held long:
    LIF Long Gilt			June 2007	1		(1,590)		(3,130)
    LIF 3M STG IR			December 2007	8		(1,000)		(1,969)

      Total British commodity futures positions held long		(2,590)		(5,099)


  Total commodity futures positions held long						22,895

  United States commodity futures positions held short:
    CBOT Corn				July 2007	1		863		863
    CSC Sugar 11			May 2007	3		1,590		1,590
    CSC Coffee C			July 2007	1		(75)		(75)
    NY Natural Gas			May 2007	1		(3,890)		(3,890)
    NYM RBOB Gas			May 2007	1		(837)		(837)
    NYC Cotton				July 2007	4		(1,035)		(1,035)
    IMM Canadian Dollar			June 2007	2		(2,700)		(2,700)
    IMM  Japanese Yen			June 2007	4		(125)		(125)

      Total United States commodity futures positions held short	(6,209)		(6,209)

  Australian commodity futures positions held short:
    SFE SPI 200				June 2007	1		(5,725)		(4,640)
    SFE 10Y T-Bond			June 2007	4		4,024		3,261

      Total Australian  commodity futures positions held short		(1,701)		(1,379)

  Euro commodity futures positions held short:
    LIF 3M Euribor			December 2007	12		2,925		3,910
    MONEP CAC40				April 2007	1		(2,740)		(3,663)

      Total Euro  commodity futures positions held short		185		247

        Total commodity futures positions held short					(7,341)

          Net commodity futures positions						$15,554

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Operations

              For the Three Months Ended March 31, 2007 and 2006
                                  (A Review)



								Three Months Ended March 31,
								2007		2006

Investment income

  Interest income						$3,415		$-

    Total investment income					3,415		-

Expenses

  Commission expense to affiliates				3,488		-
  Commission expense to broker					-		-
  Management fees						1,750		-
  Continuing service fee					2,625		-
  Incentive fees						6,622		-
  Professional accounting and legal fees			6,200		-
  Other operating and administrative expenses			5,906		-

    Total expenses						26,591		-

      Net investment (loss)					(23,176)	-

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments							(714)		-
    Foreign currency transactions				17,725		-

      Net realized gains from investments and foreign
       currency transactions					17,011		-

  Net increase (decrease) in unrealized appreciation
   (depreciation) from:
    Investments							21,193		-
    Translation of assets and liabilities in foreign currencies	(5,639)		-

      Net increase in unrealized appreciation from investments
       and translation of assets and liabilities in foreign
       currencies						15,554		-

        Net gain on investments and foreign currency		32,565		-

          Net increase in net assets resulting from operations	$9,389		$-

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                      Statement of Changes in Net Assets

              For the Three Months Ended March 31, 2007 and 2006
                                  (A Review)




								Three Months Ended March 31,
								2007		2006

Increase (decrease) in net assets from operations
  Net investment (loss)						$(23,176)	$-
  Net realized gains from investments and foreign currency
   transactions							17,011		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies	15,554		-

  Net increase in net assets resulting from operations		9,389		-

  Capital contributions from partners				1,086,370	-
  Distributions to partners					-		-

    Total increase in net assets				1,095,759	-

  Net assets at the beginning of the period			2,000		2,000

  Net assets at the end of the period				$1,097,759	$2,000

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Cash Flows

              For the Three Months Ended March 31, 2007 and 2006
                                  (A Review)


								Three Months Ended March 31,
								2007		2006

Cash Flows from Operating Activities

Net increase in net assets resulting from operations		$9,389		$-

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments	(15,554)	-
    (Increase) in reimbursable syndication costs		(37,574)	-
    (Increase) in interest receivable				(3,415)		-
    (Increase) in subscriptions receivable			(25,000)	-
    (Increase) in prepaid continuing service fee		(28,872)	-
    (increase) decrease in prepaid operating costs		3,956		(14)
    Increase (decrease) in accrued commissions payable		3,488		-
    Increase (decrease) in accrued management and incentive
     fees							8,372		-
    Increase in accrued expenses				3,027		-

      Net cash (used in) operating activities			(82,183)	(14)


Cash Flows from Financing Activities

  Increase in advances from related parties			16,999		1,527
  Increase in advances from third parties			5,473		-
  Initial partner contribution					-		-
  Proceeds from sale of units, net of sales commissions		1,086,370	-

    Net cash provided by financing activities			1,108,842	1,527

      Net increase in cash and cash equivalents			1,026,659	1,513

      Cash at the beginning of the period			304		381


      Cash at the end of the period				$1,026,963	$1,894


Non-Cash Financing Activities

  Reimbursable syndication costs paid by and owed to related
   parties							$-		$9,518

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)


1.	Nature of the Business

  Providence Select Fund, Limited Partnership (the Fund) was formed on May 16, 2003 under the Delaware Uniform Limited Partnership Act. The Fund is engated in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors (CTA's). On March 5,2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. The maximum offering is $50,000,000. White Oak Financial Services, Inc. (White Oak) and Michael Pacult are the General Partners and commodity pool operators (CPO's) of the Fund. The CTA is NuWave Investment Corp., which has the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent is Futures Investment Company (FIC), which is controlled by Michael Pacult and his wife.

  The Partnership was in the development stage prior to March 5, 2007 and its efforts until then were principally devoted to organizational activities.

2.	Significant Accounting Polices

  Regulation - The Fund is a registrant (effective September 12, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund and its General Partners are also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry. The General Partners are also subject to the rules of the National Futures Association that regulate commodity pool operators and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the terms of the contracts it has entered with the futures commission merchants and rules of the interbank market makers through which the Fund trades.

  Offering Expenses and Organizational Costs - Providence has incurred $299,135 and $261,561 in offering costs through March 31, 2007 and December 31, 2006 respectively. The Fund has agreed to reimburse White Oak and other affiliated companies for all offering expenses incurred up to the commencement of business, which was March 5, 2007 after the twelfth month following the commencement of business. The commencement of business was contingent upon the sale of at least $1,030,000 of partnership interests. All costs after the commencement of business are paid directly by the Fund. The organization costs for the Fund are expensed as incurred by the general partner, White Oak, and are immaterial.

  Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering as part of the offering expenses to be reimbursed to the General Partner after the twelfth month of operation following commencement of business. Registration costs incurred after the commencement of business, if any, are charged to expense as incurred.

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)

2.	Significant Accounting Polices, Continued

  Revenue Recognition - Forward contracts, futures and other investments are recorded on the trade date and are reflected in the statement of operations at the difference between the original contract amount and the market value on the last business day of the reporting period.

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the three months ending March 31, 2007 and 2006. There were no cash equivalents as of March 31, 2007 and December 31, 2006.

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

  The responsibilities of the General Partner, include all aspects of the management of the Fund. Specifically, they perform the duties of a commodity pool operator as that term is defined in the Commodity Exchange Act, 7 USC 1, et seq. They employ the commodity trading advisors to direct the trading and investment activity of the Fund, which include, if appropriate, to suspend all trading, to execute and to file all necessary legal documents, statements and certificates of the Fund, to retain independent public accountants to audit the Fund, to employ attorneys to represent the Fund, to review the brokerage commission rates to determine reasonableness, to maintain the tax status of the Fund as a limited partnership, to maintain a current list of the names, addresses and numbers of units owned by each Limited Partner and to take such other actions as deemed necessary or desirable to manage the business of the Partnership.

  The Corporate General Partner has contributed $27,050 in cash for deposit to the capital of the Fund for a General Partnership interest in the Partnership.

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)

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


  Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the general partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and are transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds accrues to the account of the investor.

  Redemptions - A limited partner may request that any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the general partner no less than ten days prior to a month end. Redemptions are generally be paid within twenty days of the effective month end.
However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There is a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fee after the twelfth month.

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)

5.	Fees

  The Fund is charged the following fees:

  A monthly management fee is paid to the CTA based on the rate of trading assigned by the CTA and approved by the General Partner of up to 2.5% (annual rate) of the Fund's net assets allocated to the CTA to trade.

  The Fund pays the Corporate General Partner a fixed brokerage commission of 6%, from which the Corporate General Partner pays the round turn commissions to the futures commission merchant.

  A quarterly incentive fee of 20% of "new trading profits" is paid to the CTA and up to a 3% quarterly incentive fee is paid to the Corporate General Partner. "New trading profits" includes all income earned by the CTA and expense allocated to his activity. In the event that trading produces a loss for the CTA, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for the CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

  The Fund pays the selling agents a 3% continuing service fee based on the initial investment the first year. Each year thereafter, for so long as the investment remains in the Fund, the Fund pays this fee at 1/4% monthly based on the net asset value of the investment.

  The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is eliminated. The Fund may also increase the management fees paid to the CTA and general partner to 6% of total net assets if the total incentive fees are decreased to 15%.

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

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)





6.	Related Party Transactions, Continued

  The Fund has received advances from four related parties: White Oak Financial Services, Inc., general partner of Providence Select Fund, LP, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The Fund has the following advances due to related parties at March 31, 2007 and December 31, 2006:

  					March 31,	December 31,
  					2007		2006

  Futures Investment Company		$81,104		$64,105
  Ashley Capital Management, Inc.	62,355		62,355
  Michael Pacult			46,650		46,650
  White Oak Financial Services, Inc.	83,635		83,635

  Total advances due to related parties	$273,744	$256,745

  These advances are to help pay for various costs, including operating and start-up costs, and are recorded as due to related party. The balance will be paid back after the twelfth month following the commencement of business. These amounts bear no interest or due dates and are unsecured.

7.	Partnership Unit Transactions

  As of March 31, 2007 and 2006 partnership units were valued at $1,008.62 and $1,000.00, respectively.

  Transactions in partnership units were as follows:

  					Units			Amount
 				 2007		2006	2007		2006

  Limited Partner Units
    Subscriptions		1,061.558	-	$1,070,941	$-
    Redemptions			-		-	-		-
      Total			1,061.558	-	1,070,941	-

  General Partner Units
    Subscriptions		24.819		-	24,818		-
    Redemptions			-		-	-		-
      Total			24.819		-	24,818		-

  Total Units
    Subscriptions		1,086.377	-	1,095,759	-
    Redemptions			-		-	-		-
      Total			1,086.377	-	$1,095,759	$-

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)





8.  Trading Activities and Related Risks

  The Fund is engaged in speculative trading of U.S. and foreign futures contracts in commodities. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

  A certain portion of cash in trading accounts are pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2007 was $998,700, which equals approximately 91.0% of Net Asset Value.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $4,603,513 on long positions at March 31, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at March 31, 2007 were $15,554.

  Open contracts generally mature within three months of March 31, 2007. The latest maturity for open futures contracts is in December, 2007. However, the Fund intends to close all contracts prior to maturity.

  Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract.

  The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.

  The Fund has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will succeed. The basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a desirable margin-to-equity ratio. The Fund seeks to minimize credit risk primarily by depositing and maintaining its assets at financial institutions and brokers which it believes to be creditworthy.

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)



9.	Concentrations

  The Fund maintains all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

10.	Financial Highlights

  							Three Months Ended March 31,
  							2007		2006

  Performance per Unit (5)

  Net unit value, beginning of period			$1,000.00	$1,000.00

  Net realized and unrealized gains/
   losses on commodity transactions			93.33		-

  Investment and other income				12.48		-

  Expenses (1)						(97.19)		-

  Net increase (decrease) for the period		8.62		-

  Net unit value, end of period				$1,008.62	$1,000.00

  Net assets, end of period (000)			1,098		$2

  Total return (3)					0.86%		0.00%

  Ratio to average net assets (4)
    Investment and other income				1.24%		0.00%
    Expenses (2)					-8.37%		0.00%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2007 and 2006
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					5-21-07
  Michael Pacult					Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership