Form 10-Q
period 2007-06-30
PROVIDENCE SELECT FUND LP
filed 2007-08-20
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one):   Large accelerated filer [   ]     Accelerated filer [   ]     Non-
accelerated filer [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2007 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on September 12, 2005. On March 2, 2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. The Fund, pursuant to the terms of the Limited Partnership Agreement, is engaged in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisor its management has selected.

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

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation are a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 2.5% annually (see Subsequent Events, below) and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 3% paid to the general partner (see Subsequent Events, below), fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses.
The Registrant will in the future offer Units for sale to the public until the balance, as of June 30, 2007 of $48,074,107 in face amount of registered Units are sold. As of June 30, 2007, of the $50,000,000 in Units registered, $1,925,893 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2007, for financial reporting purposes, was a loss of $9,264 ($4.82 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $39,590 ($20.64 per Unit). The Fund was not operational during the first two months of 2006. The profits were generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

Subsequent Events

Effective September 1, 2007, the management fee to NuWave Investment Corp. will be increased from up to 2.5% annually to up to 3.25% annually. The fee will continue to be based on the rate of trading assigned by NuWave and approved by the General Partner. Correspondingly, the corporate General Partner will lower its incentive fee from 3.0% to 0.5%. This change will allow the commodity trading advisor increased flexibility in trading on behalf of the Fund.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows; and, (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remedy the situation, prior to the end of the period of this report on Form 10-Q, Mr. Pacult severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report.

As of the end of the period covered by this report, Mr. Pacult carried out another evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payments of redemptions are only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, are material to the performance of the FCM on behalf of the Fund's account:

At any given time, MF Global Inc. ("MFG") is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this prospectus, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this prospectus that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the general partner that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. Further, the outcome of the Litigation should not materially affect MFI or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFI's relationship to PAAF. To date, the CFTC has not brought any action against the MFI.

On February 20, 2007, MFI settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

As mentioned above, the FCM has assured the Fund that neither of the above events will interfere with the ability of the FCM to perform its duties on behalf of the Fund.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's Form 10-K, as amended. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Registrant: Providence Select Fund, Limited Partnership By White Oak Financial Services, Incorporated
                     Its General Partner


                     By: /s/ Michael Pacult
                     Mr. Michael Pacult
                     Sole Director, Sole Shareholder,
                     President, and Treasurer of the General Partner

Date:  August 20, 2007

                  Providence Select Fund, Limited Partnership

                       Index to the Financial Statements


Page

Report of Independent Registered Public Accounting Firm			F-2

Financial Statements

Statements of Assets and Liabilities as of June 30, 2007 and
December 31, 2006							F-3

Schedule of Investments - Cash and Securities - June 30, 2007
									F-4

Schedules of Investments - Futures Contracts - June 30, 2007		F-5

Statements of Operations for the Three Months Ended June 30, 2007
and 2006								F-6

Statements of Changes in Net Assets  for the Three Months Ended
June 30, 2007 and 2006							F-7

Statements of Cash Flows  for the Three Months Ended June 30, 2007
and 2006								F-8

Notes to Financial Statements					  F-9 - F-17

Affirmation of Commodity Pool Operator					F-18

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware



We have reviewed the accompanying statements of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP, as of June 30, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended June 30, 2007. These financial statements are the responsibility of the Fund's management.

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

The financial statements of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP for the Three and Six Months Ended June 30, 2006 were reviewed by other accountants whose report dated May 15, 2006 stated that they were not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 20, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership

                     Statements of Assets and Liabilities

								June 30,	December 31,
								2007		2006
								(A Review)
Assets

Investments
  Equity in commodity futures trading accounts:

    Cash and cash equivalents					$1,770,264	$-
    Cash denominated in foreign currencies			93,879		-

    Net unrealized gain on open futures contracts		32,135		-

	Total brokerage cash equivalents and investments	1,896,278	-

    Cash							56,967		304
    Interest Receivable						5,500		-

    Prepaid continuing service fee				42,195		-

	Total assets						2,000,940	304

Liabilities

    Accrued expenses						5,671		7,076
    Advances due to related parties				273,745		256,746
    Due to outside parties					25,364		-
    Accrued management fee					9,003		-
    Accrued commissions						15,818		-
    Accrued incentive fees					20,228		-

	Total Liabilities					349,829		263,822

Net assets							$1,651,111	$(263,518)


Analysis of Net Assets

  Limited partners						$1,627,829	$(131,759)
  General partner						23,282		(131,759)

	Net assets (equivalent to $860.77
		    and $(131,759) per unit)			$1,651,111	$(263,518)


Partnership units outstanding

  Limited partners units outstanding				1,891.12	1.00
  General partner units outstanding				27.05		1.00

	Total partnership units outstanding			1,918.17	2.00

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 June 30, 2007
                                   (A Review)


							Fair Value
Description					Maturity Date	Face Value	Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U. S. Dollars:
  United States Markets								1,770,264	$1,770,264	94.96%

    Total cash denominated in U. S. Dollars							1,770,264	94.96%

      Total cash and cash equivalents
       denominated in U.S. Dollars								1,770,264	94.96%

Cash denominated in foreign currency:
  Euro Markets - Euro								15,206		20,584		1.10%
  British Pound Markets - GBP							9,690		19,458		1.04%
  Australian Dollar Markets - AUD						40,255		34,140		1.83%
  Hong Kong Dollar Markets - HKD						-		-		0.00%
  Japanese Yen Markets - JPY							2,425,000	19,697		1.06%

    Total cash denominated in foreign currency							93,879		5.03%

      Total investments										$1,864,143	100%

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                 June 30, 2007
                                  (A Review)


  									     Fair Value
Description				Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    CBOT Corn				Dec 2007	3		(3,900)		$(3,900)
    CBOT Soybeans			Nov 2007	4		900		900
    CBOT Wheat				Sep 2007	1		(1,363)		(1,363)
    NYM RBOB GAS			Aug 2007	1		1,589		1,589
    LME Aluminum			Aug 2007	2		(3,796)		(3,796)
    NYC Cotton				Dec 2007	1		2,145		2,145
    IMM AUST DLR			Sep 2007	3		1,890		1,890
    IMM B-POUNDS			Sep 2007	5		9,469		9,469
    IMM EURO FX				Sep 2007	1		1,131		1,131

      Total United States Commodity Futures Positions			8,065		8,065

  Japanese commodity futures positions held long:
    SMX Nikkei				Sep 2007	5		287,500		2,335

      Total Japanese commodity futures positions held long		287,500		2,335

  Euro commodity futures positions held long:
    LIF 3M EURIBOR			Mar 2008	3		75		102

      Total European commodity futures positions held long		75		102

  British commodity futures positions held long:
    LIF Long Gilt			Sep 2007	2		3,980		7,992
    LIF 3M STG IR			Mar 2008	13		(175)		(351)

      Total British commodity futures positions held long		3,805		7,641


	  Total commodity futures positions held long					18,143

  United States commodity futures positions held short:
    CME Cattle				Aug 2007	3		(1,080)		(1,080)
    CMX Gold				Aug 2007	1		470		470
    CSC Sugar				Oct 2007	5		(1,781)		(1,781)
    CSC Coffee				Sep 2007	2		2,588		2,588
    NY Natural Gas			Aug 2007	2		8,630		8,630
    IMM EURO DLR			Mar 2008	8		(1,500)		(1,500)
    EMINI S&P 500			Sep 2007	2		(1,170)		(1,170)
    IMM  Japanese Yen			Sep 2007	4		8,050		8,050

      Total United States commodity futures positions held short	14,207		14,207

  Australian commodity futures positions held short:
    SFE 10Y T-Bond			Sep 2007	6		873		740

      Total Australian  commodity futures positions held short	873	740

  Euro commodity futures positions held short:
    EURX E-BUND				Sep 2007	2		1,650		2,234
    MONEP CAC40				Jul 2007	3		(2,355)		(3,188)

      Total Euro  commodity futures positions held short		(705)		(954)

        Total commodity futures positions held short					13,993

          Net commodity futures positions						$32,135

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Operations

                For the Six Months Ended June 30, 2007 and 2006
                                  (A Review)


								Three Months Ended June 30,	Six Months Ended June 30,
								2007		2006		2007		2006

Investment income

  Interest income						$13,674		$-		$17,089		$-

	Total investment income					13,674		-		17,089		-

Expenses

  Commission expense to affiliates				20,783		-		24,271		-
  Commission expense to broker					-		-		713		-
  Management fees						9,003		-		10,753		-
  Continuing service fee					11,764		-		14,389		-
  Incentive fees						20,229		-		26,851		-
  Professional accounting and legal fees			23,499		37,365		78,870		46,883
  Other operating and administrative expenses			3,323		61		4,561		75

	Total expenses						88,601		37,426		160,408		46,958

	  Net investment (loss)					(74,927)	(37,426)	(143,319)	(46,958)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments							46,010		-		45,296		-
    Foreign currency transactions				38,899		-		56,624		-

	Net realized gains from investments and foreign
	 currency transactions					84,909		-		101,920		-

  Net increase (decrease) in unrealized appreciation
   (depreciation) from:
    Investments							1,078		-		22,271		-
    Translation of assets and liabilities in foreign
     currencies							15,503		-		9,864		-

      Net increase in unrealized appreciation from
       investments and translation of assets and
	liabilities in foreign currencies			16,581		-		32,135		-

        Net gain on investments and foreign currency		101,490		-		134,055		-

          Net increase (decrease) in net assets resulting
	   from operations					$26,563		$(37,426)	$(9,264)	$(46,958)

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                      Statement of Changes in Net Assets

                For the Six Months Ended June 30, 2007 and 2006
                                  (A Review)

									Six Months Ended June 30,
									2007		2006


Increase (decrease) in net assets from operations:
  Net investment (loss)							$(143,319)	$(46,958)
  Net realized gains from investments and foreign currency transactions	101,920		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		32,135		-

    Net decrease in net assets resulting from operations		(9,264)		(46,958)

  Capital contributions from partners					1,923,893	-
  Distributions to partners						-		-
  Initial offering costs						-		-

    Total increase (decrease) in net assets				1,914,629	(46,958)

  Net assets at the beginning of the period				(263,518)	(123,990)

  Net assets at the end of the period					$1,651,111	$(170,948)


   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Cash Flows

                For the Six Months Ended June 30, 2007 and 2006
                                  (A Review)


									Six Months Ended June 30,
									2007		2006

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations		$(9,264)	$(46,958)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Expenses financed by related parties				-		46,833
    Unrealized appreciation (depreciation) on investments		(32,135)	-
    (Increase) in interest receivable					(5,500)		-
    (Increase) in prepaid continuing service fee			(42,195)	-
    Increase (decrease) in accrued commissions payable			15,818		-
    Increase (decrease) in accrued management and incentive fees	29,231		-
    (Decrease) in accrued expenses					(1,405)		-

      Net cash (used in) operating activities				(45,450)	(125)


Cash Flows from Financing Activities

    Increase in cash advances from related parties			16,999		212
    Increase in advances from third parties				25,364		-
    Proceeds from sale of units, net of sales commissions		1,923,893	-

      Net cash provided by financing activities				1,966,256	212

	Net increase in cash and cash equivalents			1,920,806	87

	Cash at the beginning of the period				304		381


	Cash at the end of the period					$1,921,110	$468


Non-Cash Financing Activities

  Reimbursable syndication costs paid by and owed to related parties	$-		$46,833


   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)


1.	Nature of the Business

Providence Select Fund, Limited Partnership (the Fund) was formed on May 16, 2003 under the Delaware Uniform Limited Partnership Act. The Fund is engaged in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors (CTA's). On March 2, 2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. The maximum offering is $50,000,000. White Oak Financial Services, Inc. (White Oak) and Michael Pacult are the General Partners and commodity pool operators (CPO's) of the Fund. The CTA is NuWave Investment Corp., which has the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent is Futures Investment Company (FIC), which is controlled by Michael Pacult and his wife.

The Partnership was in the development stage prior to March 2, 2007 and its efforts until then were principally devoted to organizational activities.

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

Offering Expenses and Organizational Costs - Providence has incurred $273,156 and $225,566 in offering costs through June 30, 2007 and December 31, 2006 respectively. The Fund has agreed to reimburse White Oak and other affiliated companies for all offering expenses incurred up to the commencement of business, which was March 2, 2007 after the twelfth month following the commencement of business. These reimbursement amounts are $273,745 as of June 30, 2007 and $256,746 as of December 31, 2006. The commencement of business was contingent upon the sale of at least $1,030,000 of partnership interests.
Organizational Costs are expensed as incurred and are reimbursed.   All costs
after the commencement of business are expensed as incurred by the Fund. For financial reporting purposes in conformity with U.S. GAAP, on the Fund's initial effective date, September 12, 2005, the Fund deducted the total initial offering costs as of that date from Limited Partners' capital and began expensing all offering costs. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business.

Consequently, as of June 30, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

				June 30, 2007	December 31, 2006

Net Asset Value
  Financial Reporting		$1,651,111	$(263,518)
  All Other Purposes		$1,971,188	$2,000

Number of Units			1,918.17	2.00

Net Asset Value per Unit
  Financial Reporting		$860.77		$(131,759.00)
  All Other Purposes		$1,027.64	$1,000.00



Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and , accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the three months ending June 30, 2007 and 2006. There were no cash equivalents as of June 30, 2007 and December 31, 2006.

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

                    Six Months Ended June 30, 2007 and 2006
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

Redemptions - A limited partner may request that any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the general partner no less than ten days prior to a month end. Redemptions are generally paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There is a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fee after the twelfth month.

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
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

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)


6.	Related Party Transactions, Continued

The Fund has received advances from four related parties: White Oak Financial Services, Inc., general partner of Providence Select Fund, LP, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The Fund has the following advances due to related parties at June 30, 2007 and December 31, 2006:

					June 30,	December 31,
					2007		2006

Futures Investment Company		$81,105		$64,106
Ashley Capital Management, Inc.		62,355		62,355
Michael Pacult				46,650		46,650
White Oak Financial Services, Inc.	83,635		83,635

Total advances due to related parties	$273,745	$256,746

These advances are to help pay for various costs, including operating and start-up costs, and are recorded as due to related party. The balance will be paid back after the twelfth month following the commencement of business. These amounts bear no interest or due dates and are unsecured.

7.	Partnership Unit Transactions

As of June 30, 2007 and 2006 partnership units were valued at $860.77 and $(85,474), respectively.

Transactions in partnership units were as follows:

					Units			Amount
				2007		2006	2007		2006

Limited Partner Units
  Subscriptions			1,890.12	-	$1,898,843	$-
  Redemptions			-		-	-		-
  Net income for the six months
    ended 6/30			-		-	(9,134)		(23,479)
  Offering costs		-		-	(127,216)	-
    Total			1,890.12	-	1,762,493	(23,479)

General Partner Units
  Subscriptions			26.05		-	25,050		-
  Redemptions			-		-	-		-
  Net income for the six months
   ended 6/30			-		-	(130)		(23,479)
  Offering costs		-		-	127,216		-
    Total			26.05		-	152,136		(23,479)

Total Units
  Subscriptions			1,916.17	-	1,923,893	-
  Redemptions			-		-	-		-
  Net income for the six months
   ended 6/30			-		-	(9,264)		(46,958)
  Offering costs		-		-	-		-
    Total			1,916.17	-	$1,914,629	$(46,958)

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)

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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2007 was $1,770,264, which equals approximately 107.2% of Net Asset Value. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at June 30, 2007. Cash payments for these expenses are expected to be made prior to the end of the next quarter.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $1,683,126 on long positions at June 30, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open commodity futures contracts at June 30, 2007 were $32,135.

Open contracts generally mature within three months of June 30, 2007. The latest maturity for open futures contracts is in March, 2008. However, the Fund intends to close all contracts prior to maturity.

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

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)



9.	Concentrations

The Fund maintains all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

10.	Restatement and Correction of an Error

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q, as amended, for the period ended June 30, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below.

The SEC has requested revision of the Registrant's financial statements to expense reimbursable organizational costs in accordance with SOP 98-5 and reflect reimbursable offering costs as a reduction to partnership capital as of the initial effective date of the offering, September 12, 2005. Upon completion of our investigation and analysis of this request, on August 2, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to comply with the request of the SEC. The Audit Committee of our Board of Directors, composed of the sole director, owner and principal of the corporate general partner, Mr. Michael Pacult, who is also the individual general partner, ratified the decision to amend our previously filed reports on August 2, 2007. These changes are for financial reporting purposes only. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business. Accordingly, we do not believe the change is material to the limited partners of the Fund.

We are restating our previously issued financial statements in accordance with the guidance provided in SFAS 154, Accounting Changes and Error Corrections.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)


10.	Restatement and Correction of an Error, con't.

					Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
					As previously	Adustments	Restated	As previously 	Adustments	Restated
					reported					reported

Statement of Assets and Liabilities
Assets:
  Cash
  Reimbursable syndication costs
  Prepaid operating costs and other
    Total assets

Analysis of Net Assets:
  Limited partners
  General partners
    Total net assets
NAV Per Unit

Statement of Operations
  Professional accounting and
   legal fees				$-		$37,365		$37,365		$-		$46,883		$46,883
  Other operating and administrative
   expenses				-		61		61		-		75		75
    Total expenses			-		37,426		37,426		-		46,958		46,958
Net investment loss			-		(37,426)	(37,426)	-		(46,958)	(46,958)
Net increase in net assets from
 operations				-		(37,426)	(37,426)	-		(46,958)	(46,958)
Net income per unit			$-		$(18,713.00)	$(18,713.00)	-		(23,479.00)	(23,479.00)

Statement of Changes in Net Assets
Increases (decreases) in net assets
 from operations:
  Net investment (loss)									-		(46,958)	(46,958)
Net increase (decrease) in net assets
 resulting from operations								-		(46,958)	(46,958)
Total increase in net assets								-		(46,958)	(46,958)
Net assets at the beginning of the year							2,000		(125,990)	(123,990)
Net assets at the end of the year							2,000		(172,948)	(170,948)

Statement of Cash Flows
Net increase (decrease) in net assets
 resulting from operations								-		87		87
Changes in operating assets and liabilities:
  (Increase) in reimbursable syndication costs						162		(162)		-
  (Increase) decrease in prepaid operating expense					(75)		75		-
Cash flows from financing activities:
  Net cash provided by financing activities						1,527		(1,527)		-
Reimbursable syndication costs paid by and owed to related parties			$46,883		$162		$47,045

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)

11.	Financial Highlights

						Six Months Ended
						June 30,

						2007		2006
Performance per Unit (5)

Net unit value, beginning of period		$(131,759.00)	$(61,995.00)

Reallocation of initial offering costs		132,630.76	-

Net realized and unrealized gains/
losses on commodity transactions		158.96		-

Investment and other income			20.26		-

Expenses (1)					(190.20)	(23,479.00)

Net increase (decrease) for the period		132,619.77	(23,479.00)

Net unit value, end of period			$860.77		$(85,474.00)

Net assets, end of period (000)			1,651		(171)

Total return (3)				-3,727.27%	-37.87%

Ratio to average net assets (4)
  Investment and other income			5.52%		0.00%
  Expenses (2)					-11.00%		127.37%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Reallocation of initial offering costs is a balancing amount necessary to reconcile the change in net unit value.

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Six Months Ended June 30, 2007 and 2006
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					August 20, 2007
  Michael Pacult					Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership