Form 10-K/A
period 2006-12-31
PROVIDENCE SELECT FUND LP
filed 2007-08-24
CIK 1262876

AMENDMENT No. 2 to FORM 10-K
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

                               EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 to Form 10-K (the "Amendment") to its annual report on Form 10-K for the year ended 2006, originally filed April 2, 2007, as amended July 3, 2007 (the "Annual Report"), to restate the Annual Report in its entirety. On August 2, 2007, Michael Pacult, as sole officer and director of the corporate general partner and as the sole individual general partner of the Registrant, concluded that the quarterly financial statements of the Registrant issued as of March 31, 2007 and prior to that date and all annual financial statements issued prior to that date should no longer be relied upon because of a change in the date expenses are charged, which has resulted in substantial changes to the net loss reported for prior reporting periods. Accordingly, the 2006 and prior years financial statements are being restated in this Amendment, and the quarterly financial statements as of March 31, 2007 are being restated in an amendment to the 2007 First Quarter 10-Q, to be filed separately from this Amendment.

These restatements reflect (1) the American Institute of Certified Public Accountants' Statement of Position number 98-5 ("SOP 98-5") that prefers for issuers, such as the Registrant, to expense reimbursable organizational costs as incurred and (2) the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") Topics 5A and 5D that reflect the SEC's interpretation of the Federal securities laws for public issuers, such as the Registrant, that offering costs be expensed as a reduction to partnership capital as of the initial effective date of the offering and, thereafter, to expense offering costs as incurred. As a result, for financial reporting purposes in conformity with General Accepted Accounting Principles, all organizational costs are expensed as incurred and, on the Fund's initial effective date, September 12, 2005, the Fund deducted the total initial offering costs as of that date from Partners' capital and began expensing all offering costs as of that date. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering and organizational costs until after the twelfth month following the commencement of business as provided in its Prospectus. Accordingly, the amount of cash available for the commodity trading advisor to trade during the first twelve months of operation of the Fund remains the same as before this accounting adjustment was made.

The Registrant previously amended its Annual Report to reflect changes in its financial statements and to report an update to its financial controls and procedures. This Amendment replaces the Annual Report for the year ended December 31, 2006, as previously amended, in its entirety, including exhibits; however, it does not update the disclosures as of a date later than the report period, unless otherwise noted.

Documents Incorporated by Reference

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119635 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On September 12, 2005, the registration statement filed by Providence Select Fund, Limited Partnership, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC"), was declared effective. The Fund sells the Units of partnership interests at the initial price of $1,000 per Unit and, after the commencement of business, at the net asset value per Unit as of the then current month end, until the face amount of $50,000,000 that it has registered has been sold. The $1,000 per Unit value is for initial subscription and redemption purposes only, and a separate per Unit value is calculated for financial reporting purposes and on the close of the last business day of the month. As of December 31, 2006, the Fund had not sold the minimum of $1,030,000 required to commence business; however, it subsequently sold the minimum on March 2, 2007. See Subsequent Events in this section, below. Pursuant to the terms of the Limited Partnership Agreement, the Fund is engaged in the business of speculative and high risk trade of commodity futures and options selected by of one or more commodity trading advisors ("CTA") as that term is defined in the Commodity Exchange Act. The General Partner, in its sole discretion it selects the CTA and the amount of equity assigned to the CTAs, from time to time.

The Fund filed a post effective amendment to its registration statement on July 28, 2006, which became effective August 14, 2006, to update its financials and other information. The Fund filed post effective amendments to its registration statement on November 22, 2006 and December 5, 2006, which became effective January 3, 2007 to provide disclosure of: (1) a change in the management fee to NuWave from 2% annually to a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 2.5% annually, See Subsequent Events below for fee changes. (2) the assumption of the obligation to pay foreign brokerage commissions by White Oak, the corporate general partner; (3) the change of location of the Registrant's books and records from the offices of Michael Liccar & Co to c/o Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046, (4) the change of bookkeeping from Michael Liccar & Co, certified public accountants, 200 West Adams Street, Suite 2211, Chicago, IL 60606-5208 to Shoup Accounting Services, certified public accountants, 306 S. West Street, Angola, IN 46703, and (5) the change of auditor of the Registrant from Frank L. Sassetti & Co. 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069. The change in auditor was also disclosed in a report on Form 8-K filed October 26, 2006, as amended November 2, 2006, which is incorporated herein by reference. There were no adverse events that motivated the change in bookkeepers or auditors.

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by the currently selected sole commodity trading advisor ("CTA"), NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960. The books and records of the trades placed by the CTA in the Fund's trading account are kept and available for inspection by the Limited Partners at the office of Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046. NuWave is paid a management fee of up to 2.5% of the equity assigned to it to trade plus an incentive fee of twenty percent (20%) of New Net Profit earned from the trades on the equity, payable quarterly. See Subsequent Events below for fee changes. The Fund Limited Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement.
The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Fund. Reports of the Net Asset Value of the Fund are sent to all Partners at the end of each month.

White Oak Financial Services, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for trades for a one half percent (1/2%) of the total value of the funds available for trading in the Fund's accounts at the FCM per month [six percent (6%) per year].
White Oak also receives an incentive fee of up to three percent (3%) of New Net Profit as that term is defined in the prospectus on equity assigned to the CTA. See Subsequent Events below for fee changes. The independent FCM is selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of attorney and advisory agreement granted by the Fund. The CTA agreements are terminable at the will of the parties. The Selling Agents receive a three percent (3%) continuing service fee of the initial investment the first year. Each month thereafter, for so long as the investment remains in the Fund, the Fund pays this fee at one quarter percent (1/4%) based on the net asset value of the investment.

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

Subsequent Events

The Fund commenced business on March 2, 2007 after admission of 46 Limited Partners, with total subscriptions of $1,088,370. It will continue to offer its Units for sale to the public via its fully amended and restated prospectus dated January 3, 2007 (the "Prospectus"), as it may be amended in the future, until it has sold the total of $50,000,000 in registered securities or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement.

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

You should carefully consider all the information we have included or incorporated by reference in this Amendment and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Amendment. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

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

Item 3.  Legal Proceedings

The following disclosures have been updated to be current as of the date of this Amendment:

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

At any given time, MF Global Inc. ("MFG"), formerly known as Man Financial, Inc. ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this prospectus, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this prospectus that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

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

In its Annual Report, the Registrant previously did not present summary financial information in this section because, as of December 31, 2006, it had not yet commenced operations and was considered a development stage enterprise. Subsequently, the Registrant has changed its accounting method for financial reporting purposes as described in the Explanatory Note at the beginning of this Amendment. Accordingly, following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2006, presented with the caveat that the Registrant had not yet commenced its business of trading futures in any of the periods presented.
For a reconciliation of the below amounts with those presented in prior financials, please see page F-12 of the attached financials, Note 10, "Restatement and Correction of Error."

									Restated
						--------------------------------------------------------------
												Period From
												May 16, 2003
												(Inception) to
								Year ended 			December 31,
						2006		2005		2004		2006

Performance per unit
  Net unit value, beginning of the year		$(61,995.00)	$(6,454.00)	$(424.00)	$1,000.00

  Net realized and unrealized gains and losses
   on commodity transactions			-		-		-		-
  Investment and other income			-		-		-		-
  Expenses (1)					(69,764.00)	(15,603.00)	(6,030.00)	(1,424.00)
  Syndication costs transferred to capital	-		(39,938.00)
    Net increase for the year			(69,764.00)	(55,541.00)	(6,030.00)	(1,424.00)

      Net unit value at the end of the year	$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)

Net assets at the end of the year ($000)	$(264)		$(124)		$(13)		$(1)
Total return					78.79%		57.08%		175.34%		-494.44%

Ratio to average net assets
  Investment and other income			0.00%		0.00%		0.00%		0.00%
  Expenses					78.79%		57.08%		175.34%		-494.44%

(1)	Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2006 and 2005, and reconciles the amounts given with those previously reported in the financial statements of the Registrant.


										Quarters Ended
					-------------------------------------------------------------------------------------------
		 					March 31, 2006		 			June 30, 2006
					As previously					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated

Total Investment Gain	 		$-		$-		$-		$-		$-		$-
Net Income (Loss)			-		(9,532)		(9,532)		-		(37,426)	(37,426)
Net Income (Loss) per partnership unit	-		(4,766.00)	(4,766.00)	-		(18,713.00)	(18,713.00)

Capitalized Syndication Costs		-		-		-		-		-		-

Net asset value per partnership unit
at the end of period	 		$1,000.00 	$(67,761.00)	$(66,761.00)	$1,000.00 	$(86,474.00)	$(85,474.00)


										Quarters Ended
					-------------------------------------------------------------------------------------------
		 					September 30, 2006				 December 31, 2006
					As previously					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated

Total Investment Gain			$-		$-		$-		$-		$-		$-
Net Income (Loss)			-		(22,558)	(22,558)	-		(70,012)	(70,012)
Net Income (Loss) per partnership unit	-		(11,279.00)	(11,279.00)	-		(35,006.00)	(35,006.00)

Capitalized Syndication Costs		-		-		-		-		-		-

Net asset value per partnership unit
at the end of period	 		$1,000.00 	$(97,753.00)	$(96,753.00)	$2,000.00 	$(133,759.00)	$(131,759.00)


										Quarters Ended
					-------------------------------------------------------------------------------------------
		 					March 31, 2005		 			June 30, 2005
					As previously					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated

Total Investment Gain	 		$-		$-		$-		$-		$-		$-
Net Income (Loss)			-		(4,550)		(4,550)		-		(922)		(922)
Net Income (Loss) per partnership unit	-		(2,275.00)	(2,275.00)	-		(461.00)	(461.00)

Capitalized Syndication Costs		-		-		-		-		-		-

Net asset value per partnership unit
at the end of period	 		$1,000.00 	$-		$(8,729.00)	$1,000.00 	$-		 $(9,190.00)

										Quarters Ended
					-------------------------------------------------------------------------------------------
		 					September 30, 2005		 		December 31, 2005
					As previously					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated

Total Investment Gain	 		$-		$-		$-		$-		$-		$-
Net Income (Loss)			-   	        (2,375)		(2,375)		-		(23,359)	(23,359)
Net Income (Loss) per partnership unit	-		(1,187.50)	(1,187.50)	-		(11,679.50)	(11,679.50)

Capitalized Syndication Costs		-		(79,876)	(79,876)	-		-		-

Net asset value per partnership unit
at the end of period	 		$1,000.00 	$-		$(50,315.50)	$1,000.00 	$-		$(61,995.00)

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund's restated results after payment and accrual of expenses for the year 2006, for financial reporting purposes, was a loss of $139,528 ($69,764 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). The Fund's restated results after payment and accrual of expenses for the year 2005, for financial reporting purposes, was a profit (loss) of $31,206 ($15,603 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). In its Annual Report, the Fund had deferred its offering and organizational costs and reported that it had no results (i.e., no profit or loss) for the years 2006 and 2005. Losses are now reported for these periods because offering and organizational costs have been expensed. Subsequent to the commencement of business, the Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2006, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Amendment beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There have been no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 and through the date of this Amendment that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Amendment. As described previously, upon opening of the Fund, the General Partner will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference, if any, between the cost to enter the trades and the six percent (6%). It is also paid an incentive fee of up to three percent (3%) on New Net Profits.

Subsequent Event

As of September 1, 2007, the General Partner will receive up to one half percent (1/2%) on New Net Profits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2006:

	Name			Percent Ownership
	Michael Pacult		50.0%

Michael Pacult invested personally as a limited partner to comply with the legal requirement that a Limited Partnership must be formed by two or more people. Mr. Pacult redeemed his Limited Partner interest on March 2, 2007.

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

 	3. List of those Exhibits required by Item 601 of Regulation S-K (Sec
 	229.601 of this chapter) and by paragraph (b) below.

 	Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-119635 previously filed with the Securities and Exchange Commission.

 	31.1 Certification of CEO and CFO pursuant to Section 302
 	32.2 Certification of CEO and CFO pursuant to Section 906

(b)	Exhibits required by Item 601 of Regulation S-K (Sec 229.601 of this
	chapter).

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

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Inc.
				Its General Partner


Date: August 23, 2007		By: /s/ Michael Pacult
 				Mr. Michael P. Pacult
				Sole Director, Sole Shareholder
				President and Treasurer

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                       Index to the Financial Statements


								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities				F-3

Statements of Operations					F-4

Statements of Changes in Net Assets				F-5

Statements of Cash Flows					F-6

Notes to Financial Statements				  F-7 - F-13

Affirmation of Commodity Pool Operator				F-14

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

As discussed in Note 9 to the financial statements, the 2006, 2005, 2004 and the cumulative period from May 16, 2003 through December 31, 2006 financial statements have been restated to correct a misstatement.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 20, 2007









       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

							Restated
						--------------------------------
							December 31,
						2006		2005
Assets

  Cash						$304		$381

    Total assets				304		381

Liabilities

  Accrued expenses				7,076		-
  Advances due to related parties		256,746		124,371

    Total Liabilities				263,822		124,371

Net assets					$(263,518)	$(123,990)


Analysis of Net Assets

  Limited partners				$(131,759)	$(61,995)
  General partner				$(131,759)	$(61,995)

    Net assets (equivalent to
     $(131,758.00) and $(61,994.00)
     per unit					$(263,518)	$(123,990)


Partnership units outstanding

  Limited partners units outstanding		1.00		1.00
  General partner units outstanding		1.00		1.00

    Total partnership units outstanding		2.00		2.00

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                           Statements of Operations

   For the Years Ended December 31, 2006, 2005 and 2004, and the Cumulative
       Period from May 16, 2003 (Date of Inception) to December 31, 2006


									Restated
						--------------------------------------------------------------
												Period From
												May 16, 2003
												(Inception) to
							Year ended December 31,			December 31,
						2006		2005		2004		2006

Investment income

  Total investment income			$-		$-		$-		$-

Expenses

  Professional accounting and legal fees	135,992		30,772		11,955		181,544
  Other operating and administrative expenses	3,536		434		105		4,098

    Total expenses				139,528		31,206		12,060		185,642

      Net investment loss			(139,528)	(31,206)	(12,060)	(185,642)

Realized and unrealized gain (loss) from investments and foreign currency

  Net gain on investments and foreign currency	-		-		-		-

    Net decrease in net assets resulting from
     operations					$(139,528)	$(31,206)	$(12,060)	$(185,642)


Net income per unit
  Limited partnership unit			$(69,764.00)	$(15,603.00)	$(6,030.00)	$(92,821.00)
  General partnership unit			$(69,764.00)	$(15,603.00)	$(6,030.00)	$(92,821.00)


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                      Statement of Changes in Net Assets

   For the Years Ended December 31, 2006, 2005 and 2004, and the Cumulative
       Period from May 16, 2003 (Date of Inception) to December 31, 2006


									Restated
						--------------------------------------------------------------
												Period From
												May 16, 2003
												(Inception) to
							Year ended December 31,			December 31,
						2006		2005		2004		2006


Increase (decrease) in net assets from
 operations:
  Net investment loss				$(139,528)	$(31,206)	$(12,060)	$(185,642)
  Net realized gains (losses) from investments
   and foreign currency transactions		-		-		-		-
  Net increase (decrease) in unrealized
   appreciation from investments and
   translation of assets and liabilities
   in foreign currencies			-		-		-		-

    Net decrease in net assets resulting
     from operations				(139,528)	(31,206)	(12,060)	(185,642)

  Capital share subscriptions			-		-		-		2,000
  Capital share redemptions			-		-		-		-
  Initial offering Costs			-		(79,876)	-		(79,876)

    Total decrease in net assets		(139,528)	(111,082)	(12,060)	(263,518)

  Net assets at the beginning of the year	(123,990)	(12,908)	(848)		-

  Net assets at the end of the year		$(263,518)	$(123,990)	$(12,908)	$(263,518)

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

   For the Years Ended December 31, 2006, 2005 and 2004, and the Cumulative
       Period from May 16, 2003 (Date of Inception) to December 31, 2006

									Restated
						--------------------------------------------------------------
												Period From
												May 16, 2003
												(Inception) to
							Year ended December 31,			December 31,
						2006		2005		2004		2006

Cash Flows from Operating Activities

Net increase (decrease) in net assets
 resulting from operations			$(139,528)	$(31,206)	$(12,060)	$(185,642)


Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Expenses financed by related parties	20,831		31,206		12,060		66,945
    Cash paid towards initial offering costs	-		(2,711)		(105)		(3,234)
    Increase (decrease) in accrued expenses	7,076		-		-		7,076

      Net cash provided by (used in)
       operating activities			(111,621)	(2,711)		(105)		(114,855)


Cash Flows from Financing Activities

  Increase in cash advances from related
   parties					111,544		1,220		-		113,159
  Initial partner contribution			-		-		-		2,000

    Net cash provided by financing activities	111,544		1,220		-		115,159

      Net increase (decrease) in cash and
       cash equivalents				(77)		(1,491)		(105)		304

      Cash at the beginning of the period	381		1,872		1,977		-


      Cash at the end of the period		$304		$381		$1,872		$304


Non-Cash Financing Activities

  Costs paid by and owed to related parties	$20,831		$42,685		$15,900		$143,587



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

Offering Expenses and Organizational Costs - Providence has incurred $225,566 and $101,210 in offering costs through December 31, 2006 and 2005, respectively. The Fund has agreed to reimburse White Oak and other affiliated entities for all offering expenses incurred up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts are $256,746 and $124,371 as of December 31, 2006 and 2005, respectively. The commencement of business is contingent upon the sale of at least $1,030,000 of partnership interests. Organizational costs are expensed as incurred and reimbursed. All costs after the commencement of business are expensed as incurred by the Fund. For financial reporting purposes in conformity with U.S. GAAP, on the Fund's initial effective date, September 12, 2005, the Fund deducted the total initial offering costs as of that date from Partner's capital and began expensing all offering costs. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the twelfth month following the commencement of business. Consequently, as of December 31, 2006 and 2005, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

					December 31,
				2006		2005

Net Asset Value
  Financial Reporting		$(263,518)	$(123,990)
  All Other Purposes		$2,000		$2,000

Number of Units			2.00		2.00

Net Asset Value per Unit
  Financial Reporting		$(131,759.00)	$(61,995.00)
  All Other Purposes		$1,000.00	$1,000.00

Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

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

Michael Pacult, the sole shareholder of White Oak has made an initial limited partner capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund), which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between White Oak and the Fund.

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

							December 31,
						2006		2005

Futures Investment Company			$64,105		$833
Ashley Capital Management, Inc.			62,355		20,450
Michael Pacult					46,650		19,650
White Oak Financial Services, Inc.		83,636		83,438

  Total advances due to related parties		$256,746	$124,371

These advances are to help pay for various costs, including operating and start-up costs, and are recorded as due to related party. The balance will be reimbursed after the twelfth month of operation. These amounts bear no interest or due dates and are unsecured.


7.	Partnership Unit Transactions

As of December 31, 2006, 2005 and 2004 partnership units were $(131,759.00), $(61,995.00) and $(6,454.00) per unit respectively for financial reporting purposes.

Transactions in partnership units were as follows:

										(Restated)
								------------------------------------------
						Units				Amount
					2006	2005	2004	2006		2005		2004

Limited Partner Units
  Subscriptions				-	-	-	$-		$-		$-
  Redemptions				-	-	-	-		-		-
  Net income for the year ended 12/31	-	-	-	(69,764)	(15,603)	(6,030)
  Offering costs			-	-	-	-		(39,938)	-
    Total				-	-	-	(69,764)	(55,541)	(6,030.00)

General Partner Units
  Subscriptions				-	-	-	-		-		-
  Redemptions				-	-	-	-		-		-
  Net income for the year ended 12/31	-	-	-	(69,764)	(15,603)	(6,030)
  Offering costs			-	-	-	-		(39,938)	-
    Total				-	-	-	(69,764)	(55,541)	(6,030)

Total Units
  Subscriptions				-	-	-	-		-		-
  Redemptions				-	-	-	-		-		-
  Net income for the year ended 12/31	-	-	-	(139,528)	(31,206)	(12,060)
  Offering costs			-	-	-	-		(79,876)	-
    Total				-	-	-	$(139,528)	$(111,082)	$(12,060)

8.	Concentrations

The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

             For the Years Ended December 31, 2006, 2005 and 2004



9.	Restatement and Correction of an Error

We have restated the Fund's financial statements and other financial information contained in our Annual Report on Form 10-K, as amended, for the years ended December 31, 2006, 2005 and 2004 and the period from inception to year-end 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after December 31, 2006, the date of the information contained in our original Form 10-K, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

The SEC has requested revision of the Registrant's financial statements to expense reimbursable organizational costs in accordance with SOP 98-5 and reflect reimbursable offering costs as a reduction to partnership capital as of the initial effective date of the offering, September 12, 2005, and expense them thereafter. Upon completion of our investigation and analysis of this request, on August 2, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to comply with the request of the SEC. The Audit Committee of our Board of Directors, composed of the sole director, owner and principal of the corporate general partner, Mr. Michael Pacult, who is also the individual general partner, ratified the decision to amend our previously filed reports on August 2, 2007. These changes are for financial reporting purposes only. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business. Accordingly, we do not believe the change is material to the limited partners of the Fund.

We are restating our previously issued financial statements in accordance with the guidance provided in SFAS 154, Accounting Changes and Error Corrections.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

																							Period From May 16, 2003
					Year Ended Dec 31, 2006				Year Ended Dec 31, 2005				Year Ended Dec 31, 2004				Inception to Dec 31, 2006
				As previously					As previously 					As previously 					As previously
				reported	Adustments	Restated	reported 	Adustments	Restated	reported	Adustments	Restated	reported	Adustments	Restated

Statement of Assets and
 Liabilities
  Reimbursable syndication
   costs			$261,561	$(261,561)	$-		$125,426	$(125,426)	$-
  Prepaid operating costs
   and other			3,956		(3,956)		-		562		(562)	-
    Total Assets		265,821		(265,517)	304		126,369		(125,988)	381
  Limited partners		1,000		(132,759)	(131,759)	1,000		(62,995)	(61,995)
  General partners		1,000		(132,759)	(131,759)	1,000		(62,995)	(61,995)
    Net Assets			2,000		(265,518)	(263,518)	2,000		(125,990)	(123,990)
  NAV Per Unit			1,000.00	(132,759.00)	(131,759.00)	1,000.00	(62,995.00)	(61,995.00)

Statement of Operations
  Professional accounting and
   legal fees			-		135,992		135,992		-		30,772		30,772		$-		$11,955		$11,955		$-		$181,544	$181,544
  Other operating and
   administrative expenses	-		3,536		3,536		-		434		434		-		105		105		-		4,098		4,098
  Expenses			-		139,528		139,528		-		31,206		31,206		-		12,060		12,060		-		185,642		185,642
  Net Investment (loss)		-		(139,528)	(139,528)	-		(31,206)	(31,206)	-		(12,060)	(12,060)	-		(185,642)	(185,642)
  Net income per unit		-		(69,764.00)	(69,764.00)	-		(15,603.00)	(15,603.00)	-		(6,030.00)	(6,030.00)	-		(92,821.00)	(92,821.00)

Statement of Changes in
 Net Assets
  Net Investment gain (loss)	-		(139,528)	(139,528)	-		(31,206)	(31,206)	-		(12,060)	(12,060)	-		(185,642)	(185,642)
    Increases (decreases) in net
     assets from operations	-		(139,528)	(139,528)	-		(31,206)	(31,206)	-		(12,060)	(12,060)	-		(185,642)	(185,642)
  Initial offering costs	-		-		-		-		(79,876)	(79,876)	-		-		-
  Total decrease in net assets	-		(139,528)	(139,528)	-		(111,082)	(111,082)	-		(12,060)	(12,060)	-		(263,518)	(263,518)
  Net assets at the beginning
   of the year			2,000		(125,990)	(123,990)	2,000		(14,908)	(12,908)	2,000		(2,848)		(848)		2,000		(2,000)		-
  Net assets at the end of
   the year			2,000		(265,518)	(263,518)	2,000		(125,990)	(123,990)	2,000		(14,908)	(12,908)	2,000		(265,518)	(263,518)

Statement of Cash Flows
  Net decrease in net assets
   resulting from operations	-		(139,528)	(139,528)	-		(31,206)	(31,206)	-		(12,060)	(12,060)	-		(185,642)	(185,642)
  (Increase) in reimbursable
   syndication costs		(114,760)	114,760		-		(20,707)	17,996		(2,711)		(105)		-		(105)		(115,817)	112,583		(3,234)
  (Increase) in prepaid
   operating expenses		(3,394)		3,394		-		(434)		434		-		-		-		-		(3,956)		3,956		-
  Increase in accrued expenses	7,076		-		7,076		-		-		-		-		-		-		7,076		-		7,076
    Net cash (used in)
     operating activities	(111,078)	(543)		(111,621)	(21,141)	18,430		(2,711)		(105)		-		(105)		(112,697)	(2,158)		(114,855)
  Increase in cash advances
   from related parties		111,001		543		111,544		19,650		(18,430)	1,220		-		-		-		111,001		2,158		113,159
  Initial partner contributions	-		-		-		-		-		-		-		-		-		2,000		-		2,000
    Net increase in cash from
     financing activities	111,001		543		111,544		19,650		(18,430)	1,220		-		-		-		113,001		2,158		115,159
  Cash at the beginning of
   the period			381		-		381		1,872		-		1,872		1,977		-		1,977		-		-		-
  Cash at the end of the period	304		-		304		381		-		381		1,872		-		1,872		304		-		304
  Costs paid by and owed
   to related parties		$21,375		$(544)		$20,831		$24,253		$18,432		$42,685		$15,899		$1		$15,900		$126,094	$17,493		$143,587

                  Providence Select Fund, Limited Partnership
                       (A Development Stage Enterprise)

             For the Years Ended December 31, 2006, 2005 and 2004



10.	Financial Highlights

									Restated
						--------------------------------------------------------------
												Period From
												May 16, 2003
												(Inception) to
								Year ended 			December 31,
						2006		2005		2004		2006

Performance per unit
  Net unit value, beginning of the year		$(61,995.00)	$(6,454.00)	$(424.00)	$1,000.00

  Net realized and unrealized gains and losses
   on commodity transactions			-		-		-		-
  Investment and other income			-		-		-		-
  Expenses (1)					(69,764.00)	(15,603.00)	(6,030.00)	(1,424.00)
  Syndication costs transferred to capital	-		(39,938.00)
    Net increase for the year			(69,764.00)	(55,541.00)	(6,030.00)	(1,424.00)

      Net unit value at the end of the year	$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)

Net assets at the end of the year ($000)	$(264)		$(124)		$(13)		$(1)
Total return					78.79%		57.08%		175.34%		-494.44%

Ratio to average net assets
  Investment and other income			0.00%		0.00%		0.00%		0.00%
  Expenses					78.79%		57.08%		175.34%		-494.44%

(1)	Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
   For the Years Ended December 31, 2006, 2005 and 2004, and the Cumulative
       Period from May 16, 2003 (Date of Inception) to December 31, 2006

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					August 23, 2007
Michael Pacult						Date
President, White Oak Financial Services, Inc.
General Partner
Providence Select Fund, Limited Partnership