Form 10-Q/A
period 2007-03-31
PROVIDENCE SELECT FUND LP
filed 2007-08-24
CIK 1262876

AMENDMENT No. 1 to FORM 10-Q
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

                               EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-Q (the "Amendment") to its quarterly report on Form 10-Q for the quarter ended March 31, 2007, originally filed May 21, 2007 (the "Quarterly Report"), to restate the Quarterly Report in its entirety. On August 2, 2007, Michael Pacult, as sole officer and director of the corporate general partner and as the sole individual general partner of the Registrant, concluded that the quarterly financial statements of the Registrant issued as of March 31, 2007 and prior to that date and all annual financial statements issued prior to that date should no longer be relied upon because of a change in the date expenses are charged, which has resulted in substantial changes to the net loss reported for prior reporting periods. Accordingly, the quarterly financial statements as of March 31, 2007 are being restated in this Amendment, and the 2006 and prior years financial statements are being restated in an amendment to the Form 10-K, to be filed separately from this Amendment.

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

This Amendment replaces the Quarterly Report in its entirety, including exhibits; however, it does not update the disclosures as of a date later than the report period, unless otherwise noted.

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

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation are a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 2.5% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 3% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment. See Subsequent Events below for fee changes.

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

Results of Operations

The Fund's restated results after payment and accrual of expenses for the first three months of 2007, for financial reporting purposes was a loss of $35,827 ($32.92 per Unit), and for all other purposes, including subscriptions and redemptions, was a profit of $9,389 ($8.62 per Unit). The Fund's restated results after payment and accrual of expenses for the first three months of 2006, for financial reporting purposes, was a loss of $9,532 ($4,766 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). In its first quarter 2006 10-Q, the Fund had deferred its offering and organizational costs and reported that it had no results (i.e., no profit or loss). Losses are now reported for this period because offering and organizational costs have been expensed. Subsequent to the commencement of business, the Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. Prior to filing the Quarterly Report, in May, 2007, management was informed by the SEC that the financials in the Annual Report did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows; and, (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. Mr. Pacult become aware of the problem after the period covered by the Quarterly Report, but prior to the filing of the Quarterly Report. Accordingly, while the disclosure controls and procedures were not effective as of the period covered by the Quarterly Report, Mr. Pacult caused sufficient additional review of the Quarterly Report prior to filing to be reasonably certain that it did not contain similar errors or issues as appeared in the Annual Report. To remedy the situation, prior to the filing of this Amendment, Mr. Pacult severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report.

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

At any given time, MF Global Inc. ("MFG"), formerly known as Man Financial
Inc ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this prospectus, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this prospectus that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

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
Section 906 of the Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q for the period ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
 				By White Oak Financial Services, Incorporated
 				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner
Date:  August 23, 2007

                  Providence Select Fund, Limited Partnership

                       Index to the Financial Statements


								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities as of March 31, 2007
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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP, as of March 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2007 and March 31, 2006. These financial statements are the responsibility of the Fund's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated August 20, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

As discussed in Note 10 to the financial statements, the three months ended March 31, 2007 and 2006 financial statements have been restated to correct a misstatement.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 20, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership

                     Statements of Assets and Liabilities

							(Restated)
							-------------
							March 31,	December 31,
							2007		2006
							(A Review)
Assets

  Investments
    Equity in commodity futures trading accounts:

      Cash and cash equivalents				$998,700	$-
      Cash denominated in foreign currencies		17,580		-

      Net unrealized gain on open futures contracts	15,554		-

        Total brokerage cash equivalents and
         investments					1,031,834	-

      Cash						10,683		304
      Interest Receivable				3,415		-

      Subscriptions Receivable				25,000		-
      Prepaid continuing service fee			28,872		-

        Total assets					1,099,804	304

Liabilities

  Accrued expenses					27,173		7,076
  Advances due to related parties			273,745		256,746
  Accrued management fee				1,750		-
  Accrued commissions					3,488		-
  Accrued incentive fees				6,622		-

      Total Liabilities					312,778		263,822

Net assets						$787,026	$(263,518)


Analysis of Net Assets

  Limited partners					$767,632	$(131,759)
  General partner					19,394		(131,759)

    Net assets (equivalent to $723.12 and
     $(131,759.00) per unit)				$787,026	$(263,518)


Partnership units outstanding

  Limited partners units outstanding			1,061.56	1.00
  General partner units outstanding			26.82		1.00

    Total partnership units outstanding			1,088.38	2.00

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

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Operations

              For the Three Months Ended March 31, 2007 and 2006
                                  (A Review)


								(Restated)
							----------------------------
							Three Months Ended March 31,
							2007		2006

Investment income

  Interest income					$3,415		$-

    Total investment income				3,415		-

Expenses

  Commission expense to affiliates			3,488		-
  Commission expense to broker				713		-
  Management fees					1,750		-
  Continuing service fee				2,625		-
  Incentive fees					6,622		-
  Professional accounting and legal fees		55,371		9,518
  Other operating and administrative expenses		1,238		14

    Total expenses					71,807		9,532

      Net investment (loss)				(68,392)	(9,532)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments						(714)		-
    Foreign currency transactions			17,725		-

  Net realized gains from investments and foreign
   currency transactions				17,011		-

  Net increase (decrease) in unrealized appreciation
   (depreciation) from:
    Investments						21,193		-
    Translation of assets and liabilities in foreign
     currencies						(5,639)		-

      Net increase in unrealized appreciation from
       investments and translation of assets and
       liabilities in foreign currencies		15,554		-

        Net gain on investments and foreign currency	32,565		-

          Net decrease in net assets resulting from
           operations					$(35,827)	$(9,532)

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                      Statement of Changes in Net Assets

              For the Three Months Ended March 31, 2007 and 2006
                                  (A Review)




								(Restated)
							----------------------------
							Three Months Ended March 31,
							2007		2006

Increase (decrease) in net assets from operations
  Net investment (loss)					$(68,392)	$(9,532)
  Net realized gains from investments and foreign
   currency transactions				17,011		-
  Net increase in unrealized appreciation from
   investments and translation of assets and
   liabilities in foreign currencies			15,554		-

    Net decrease in net assets resulting from
     operations						(35,827)	(9,532)

  Capital contributions from partners			1,086,371	-
   Distributions to partners				-		-

      Total increase (decrease) in net assets		1,050,544	(9,532)

  Net assets at the beginning of the period		(263,518)	(123,990)

  Net assets at the end of the period			$787,026	$(133,522)

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Cash Flows

              For the Three Months Ended March 31, 2007 and 2006
                                  (A Review)



								(Restated)
							----------------------------
							Three Months Ended March 31,
							2007		2006

Cash Flows from Operating Activities

Net decrease in net assets resulting from operations	$(35,827)	$(9,532)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Expenses financed by related parties		-		9,518
    Unrealized appreciation (depreciation) on
     investments					(15,554)	-
    (Increase) decrease in interest receivable		(3,415)		-
    (Increase) decrease in subscriptions receivable	(25,000)	-
    (Increase) decrease in prepaid continuing service
     fee						(28,872)	-
    Increase (decrease) in accrued commissions payable	3,488		-
    Increase (decrease) in accrued management and
     incentive fees					8,372		-
    Increase (decrease) in accrued expenses		20,097		-

      Net cash (used in) operating activities		(76,711)	(14)


Cash Flows from Financing Activities

  Increase in cash advances from related parties	16,999		1,527
  Proceeds from sale of units, net of sales commissions	1,086,371	-

    Net cash provided by financing activities		1,103,370	1,527

      Net increase in cash and cash equivalents		1,026,659	1,513

      Cash at the beginning of the period		304		381

      Cash at the end of the period			$1,026,963	$1,894


Non-Cash Financing Activities

  Reimbursable syndication costs paid by and
   owed to related parties				$-		$9,518

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)


1.	Nature of the Business

Providence Select Fund, Limited Partnership (the Fund) was formed on May 16, 2003 under the Delaware Uniform Limited Partnership Act. The Fund is engaged in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors (CTA's). On March 2 ,2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. The maximum offering is $50,000,000. White Oak Financial Services, Inc. (White Oak) and Michael Pacult are the General Partners and commodity pool operators (CPO's) of the Fund. The CTA is NuWave Investment Corp., which has the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent is Futures Investment Company (FIC), which is controlled by Michael Pacult and his wife.

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

Offering Expenses and Organizational Costs - Providence has incurred $263,811 and $225,566 in offering costs through March 31, 2007 and December 31, 2006 respectively. The Fund has agreed to reimburse White Oak and other affiliated companies for all offering expenses incurred up to the commencement of business, which was March 2, 2007 after the twelfth month following the commencement of business. These reimbursement amounts are $273,745 as of March 31, 2007 and $256,746 as of December 31, 2006. The commencement of business was contingent upon the sale of at least $1,030,000 of partnership
interests.   Organizational costs are expensed as incurred and are reimbursed.
All costs after the commencement of business are expensed as incurred by the Fund. For financial reporting purposes in conformity with U.S. GAAP, on the Fund's initial effective date, September 12, 2005, the Fund deducted the total initial offering costs as of that date from Limited Partners' capital and began expensing all offering costs. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business. Consequently, as of March 31, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

				March 31, 2007	December 31, 2006

Net Asset Value
  Financial Reporting		$787,026	$(263,518)
  All Other Purposes		$1,097,759	$2,000

Number of Units			1,088.38	2.00

Net Asset Value per Unit
  Financial Reporting		$723.12		$(131,759.00)
  All Other Purposes		$1,008.62	$1,000.00

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

As of March 31, 2007 and 2006 partnership units were valued at $723.12 and $(66,761.00), respectively.

Transactions in partnership units were as follows:

								(Restated)
					--------------------------------------------------------
						Units				Amount
					2007		2006		2007		2006

Limited Partner Units
  Subscriptions				1,060.56	-		$1,061,551	$-
  Redemptions				-		-		-		-
  Net income for the quarter ended 3/31	-		-		(34,944)	(4,766)
  Offering costs			-		-		(127,216)	-

    Total				1,060.56	-		899,391		(4,766)

General Partner Units
  Subscriptions				25.82		-		24,820		-
  Redemptions				-		-		-		-
  Net income for the quarter ended 3/31	-		-		(883)		(4,766)
    Offering costs			-		-		127,216		-

Total					25.82		-		151,153		(4,766)

Total Units
  Subscriptions	1,086.38		-		1,086,371	-
  Redemptions				-		-		-		-
  Net income for the quarter ended 3/31	-		-		(35,827)	(9,532)
  Offering costs			-		-		-		-

    Total				1,086.38	-		$1,050,544	$(9,532)

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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2007 was $998,700, which equals approximately 126.9% of Net Asset Value. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at March 31, 2007. Cash payments for these expenses are expected to be made prior to the end of the next fiscal quarter.

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

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q, as amended, for the periods ended March 31, 2007 and March 31, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

                  Providence Select Fund, Limited Partnership

                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)


10.	Restatement and Correction of an Error, con't.

						Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
						As previously 					As previously
						reported	Adjustments	Restated	reported	Adjustments	Restated
Statement of Assets and Liabilities
Assets:
  Cash and cash equivalents			$998,700 	$-   		$998,700
  Cash denominated in foreign currencies	17,580 		-   		17,580
  Net unrealized gain on open futures contracts	15,554 		-   		15,554
    Total brokerage cash and cash equivalents	1,031,834 	-   		1,031,834
  Cash						10,683 		-   		10,683
  Interest receivable				3,415 		-   		3,415
  Reimbursable syndication costs		$299,135 	$(299,135)	$-
  Subscriptions receivable			25,000 		-   		25,000
  Prepaid continuing service fee		28,872 		-   		28,872
  Prepaid operating costs and other		-   		-   		-
    Total assets				1,398,939 	(299,135)	1,099,804
Liabilities:
  Accrued expenses				10,103 		17,070 		27,173
  Advances to related parties			273,744 	1 		273,745
   Due to outside parties			5,473 		(5,473)		-
  Accrued management fee			1,750 		-   		1,750
  Accrued commissions				3,488 		-   		3,488
  Accrued incentive fees			6,622 		-   		6,622
    Total liabilities				301,180 	11,598 		312,778
Analysis of Net Assets:
  Limited partners				1,070,709 	(303,077)	767,632
  General partners				27,050 		(7,656)		19,394
    Total net assets				1,097,759 	(310,733)	787,026
NAV Per Unit					1,008.62 	(285.50)	723.12


Statement of Operations
  Commissions expense to broker			-		713		713		$-		$-		$-
  Professional accounting and legal fees	6,200		49,171		55,371		-		9,518		9,518
  Other operating and administrative expenses	5,906		(4,668)		1,238		-		14		14
    Total expenses				26,591		45,216		71,807		-		9,532		9,532
Net investment loss				(23,176)	(45,216)	(68,392)	-		(9,532)		(9,532)
Net increase in net assets from operations	(35,827)	51,381		15,554		-		(9,532)		(9,532)
Net income per unit				9		(17,922)	(17,914)	-		(4,766)		(4,766)

Statement of Changes in Net Assets
Increases (decreases) in net assets from
 operations:
  Net investment (loss)				(23,176)	(45,216)	(68,392)	-		(9,531)		(9,531)
Net increase (decrease) in net assets resulting
 from operations				9,389		(45,216)	(35,827)	-		(9,532)		(9,532)
Total increase in net assets			1,095,759	(45,215)	1,050,544	-		(9,532)		(9,532)
Net assets at the beginning of the year	2,000	(265,518)	(263,518)	2,000		(125,990)	(123,990)
Net assets at the end of the year		1,097,759	(310,733)	787,026		2,000		(135,522)	(133,522)

Statement of Cash Flows
Net increase (decrease) in net assets resulting
 from operations				9,389		(45,216)	(35,827)	-		(9,532)		(9,532)
Changes in operating assets and liabilities:
  Expenses financed by related parties		-		-		-		-		9,518		9,518
  (Increase) in reimbursable syndication costs	(37,574)	37,574		-		-		-		-
  (Increase) decrease in prepaid operating
   expense					3,956		(3,956)		-		(14)		14		-
  Increase (decrease) in accrued expenses	3,027		17,070		20,097		-		-		-
    Net cash used in operating activities	(82,183)	5,472		(76,711)	(14)		-		(14)

Cash flows from financing activities:
  Increase in advances from third parties	5,473		(5,473)		-		-		-		-
  Net cash provided by financing activities	$1,108,842	$(5,472)	$1,103,370	$1,527		$-		$1,527

                  Providence Select Fund, Limited Partnership
                  Three Months Ended March 31, 2007 and 2006
                                  (A Review)



11.	Financial Highlights

							(Restated)
						--------------------------
						    Three Months Ended
							 March 31,

						2007		2006
Performance per Unit (5)

Net unit value, beginning of period		$(131,759.00)	$(61,995.00)

Reallocation of initial offering costs		132,613.07	-

Net realized and unrealized gains/
 losses on commodity transactions		119.03		-

Investment and other income			12.48		-

Expenses (1)					(262.46)	(4,766.00)

Net increase (decrease) for the period		132,482.12	(4,766.00)

Net unit value, end of period			$723.12		$(66,761.00)

Net assets, end of period (000)			787		(134)

Total return (3)				-22.85%		-7.69%

Ratio to average net assets (4)
  Investment and other income			-128.30%	0.00%
  Expenses (2)					2,539.91%	29.61%

(1)	Includes brokerage commissions

(2)	Excludes brokerage commissions

(3)	Not annualized

(4)	Annualized for all periods

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