Form 10-Q/A
period 2007-06-30
PROVIDENCE SELECT FUND LP
filed 2007-08-27
CIK 1262876

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

                               EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 (the "Amendment") to its second quarter report on Form 10-Q for the period ended June 30, 2007, originally filed August 20, 2007 (the "Quarterly Report"), for the purpose of making the following changes:

1.	Identification of those columns that contain restated financial information in the financial statements of the Quarterly Report.
Specifically, the word "Restated" has been added to the following locations:

  * Page F-6, above the columns labeled "Three Months Ended June 30, 2006" and "Six Months Ended June 30, 2006"

  *   Page F-7, above the column labeled "Six Months Ended June 30, 2006"

  *   Page F-8, above the column labeled "Six Months Ended June 30, 2006"

2.	Removal of "Statements and Liabilities" and line items thereunder from
Page F-16, Note 10 "Restatement and Correction of an Error, cont'd." because there were no such restatements in any of the periods presented.

3.	Addition to Page F-17, Note 11 "Financial Highlights" of two columns to disclose the "Three Months Ended June 30, 2007 and 2006" comparative financial information.

4.	Restatement of Item 2 MD&A under "Results of Operations" to disclose the restated results of the comparative period from the prior year 2006.

The Registrant is also including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not modify or update the Registrant's previously reported financial statements and other disclosures in, or exhibits to, the Quarterly Report.

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2007 are attached hereto and made a part hereof. The statements have been revised as disclosed in the Explanatory Note, above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following section is being restated in its entirety.  No other sections of
Item 2 have changed.

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2007, for financial reporting purposes, was a loss of $9,264 ($4.82 per Unit), and for all other purposes, including subscriptions and redemptions, was a profit of $39,590 ($20.64 per Unit). The Fund has restated its results after payment and accrual of expenses for the first six months of 2006, for financial reporting purposes, which was a loss of $46,958 ($23,479 per Unit), and for all other purposes, including subscriptions and redemptions, which was a loss of $0 ($0 per Unit). In its second quarter 2006 10-Q, the Fund had deferred its offering and organizational costs and reported that it had no results (i.e., no profit or loss). Losses are now reported for this period because offering and organizational costs have been expensed. Subsequent to the commencement of business, the Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

Items 3-5.

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q for the period ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Operations

                For the Six Months Ended June 30, 2007 and 2006
                                  (A Review)

										(Restated)			(Restated)
										----------------		----------------
								Three Months Ended June 30,	Six Months Ended June 30,
								2007		2006		2007		2006

Investment income

  Interest income						$13,674		$-		$17,089		$-

	Total investment income					13,674		-		17,089		-

Expenses

  Commission expense to affiliates				20,783		-		24,271		-
  Commission expense to broker					-		-		713		-
  Management fees						9,003		-		10,753		-
  Continuing service fee					11,764		-		14,389		-
  Incentive fees						20,229		-		26,851		-
  Professional accounting and legal fees			23,499		37,365		78,870		46,883
  Other operating and administrative expenses			3,323		61		4,561		75

	Total expenses						88,601		37,426		160,408		46,958

	  Net investment (loss)					(74,927)	(37,426)	(143,319)	(46,958)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments							46,010		-		45,296		-
    Foreign currency transactions				38,899		-		56,624		-

	Net realized gains from investments and foreign
	 currency transactions					84,909		-		101,920		-

  Net increase (decrease) in unrealized appreciation
   (depreciation) from:
    Investments							1,078		-		22,271		-
    Translation of assets and liabilities in foreign
     currencies							15,503		-		9,864		-

      Net increase in unrealized appreciation from
       investments and translation of assets and
	liabilities in foreign currencies			16,581		-		32,135		-

        Net gain on investments and foreign currency		101,490		-		134,055		-

          Net increase (decrease) in net assets resulting
	   from operations					$26,563		$(37,426)	$(9,264)	$(46,958)

   The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                      Statement of Changes in Net Assets

                For the Six Months Ended June 30, 2007 and 2006
                                  (A Review)

											(Restated)
											--------------
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


											(Restated)
											--------------
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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)


10.	Restatement and Correction of an Error, con't.

					Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
					As previously	Adustments	Restated	As previously 	Adustments	Restated
					reported					reported

Statement of Operations
  Professional accounting and
   legal fees				$-		$37,365		$37,365		$-		$46,883		$46,883
  Other operating and administrative
   expenses				-		61		61		-		75		75
    Total expenses			-		37,426		37,426		-		46,958		46,958
Net investment loss			-		(37,426)	(37,426)	-		(46,958)	(46,958)
Net increase in net assets from
 operations				-		(37,426)	(37,426)	-		(46,958)	(46,958)
Net income per unit			$-		$(18,713.00)	$(18,713.00)	-		(23,479.00)	(23,479.00)

Statement of Changes in Net Assets
Increases (decreases) in net assets
 from operations:
  Net investment (loss)									-		(46,958)	(46,958)
Net increase (decrease) in net assets
 resulting from operations								-		(46,958)	(46,958)
Total increase in net assets								-		(46,958)	(46,958)
Net assets at the beginning of the year							2,000		(125,990)	(123,990)
Net assets at the end of the year							2,000		(172,948)	(170,948)

Statement of Cash Flows
Net increase (decrease) in net assets
 resulting from operations								-		87		87
Changes in operating assets and
 liabilities:
  (Increase) in reimbursable
   syndication costs									162		(162)		-
  (Increase) decrease in prepaid
   operating expense									(75)		75		-
Cash flows from financing activities:
  Net cash provided by financing activities						1,527		(1,527)		-
Reimbursable syndication costs paid
 by and owed to related parties								$46,883		$162		$47,045

                  Providence Select Fund, Limited Partnership

                    Six Months Ended June 30, 2007 and 2006
                                  (A Review)

11.	Financial Highlights

						Three Months Ended		Six Months Ended
						June 30,			June 30,

						2007		2006		2007		2006
Performance per Unit (5)

Net unit value, beginning of period		$723.12		$(66,761.00)	$(131,759.00)	$(61,995.00)

Reallocation of initial offering costs		-		-		132,630.76	-

Net realized and unrealized gains/
losses on commodity transactions		226.50		-		158.96		-

Investment and other income			16.21		-		20.26		-

Expenses (1)					(105.06)	(18,713.00)	(190.20)	(23,479.00)

Net increase (decrease) for the period		137.65		(18,713.00)	132,619.77	(23,479.00)

Net unit value, end of period			$860.77		$(85,474.00)	$860.77		$(85,474.00)

Net assets, end of period (000)			1,651		(171)		1,651		(171)

Total return (3)				2.25%		24.58%		-3,727.27%	-37.87%

Ratio to average net assets (4)
  Investment and other income			4.63%		0.00%		5.52%		0.00%
  Expenses (2)					-5.74%		98.34%		-11.00%		0.00%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
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