Form 10-Q
period 2007-09-30
PROVIDENCE SELECT FUND LP
filed 2007-11-19
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2007 are attached hereto and made a part hereof.

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

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the third quarter, 2007 until August 31, 2007, the fixed costs of operation were a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 2.5% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 3% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment. Effective September 1, 2007, the management fee to NuWave Investment Corp. was increased from up to 2.5% annually to up to 3.25% annually. The fee continues to be based on the rate of trading assigned by NuWave and approved by the General Partner. Correspondingly, the corporate General Partner lowered its incentive fee from 3.0% to 0.5%. This change allows the commodity trading advisor increased flexibility in trading on behalf of the Fund.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses.
The Registrant will in the future offer Units for sale to the public until the balance, as of September 30, 2007 of $47,035,707 in face amount of registered Units are sold. As of September 30, 2007, of the $50,000,000 in Units registered, $2,964,293 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first nine months of 2007, for financial reporting purposes, was a profit (loss) of $(436,643) [$(313.53) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $(426,971) [$(153.53) per Unit]. The Fund has restated its results after payment and accrual of expenses for the first nine months of 2006, for financial reporting purposes, which was a loss of $(69,516) [$(34,756.00) per Unit], and for all other purposes, including subscriptions and redemptions, which was a profit (loss) of $0 [$0 per Unit]. In its third quarter 2006 10-Q, the Fund had deferred its offering and organizational costs and reported that it had no results (i.e., no profit or loss). Losses are now reported for this period because offering and organizational costs have been expensed. Subsequent to the commencement of business, the Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

As of the end of the period covered by this report, the General Partner of the Fund, under the actions of its sole principal, Mr. Michael Pacult, carried out an evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against the FCM, MF Global Inc., as described below.

At any given time, MF Global Inc. ("MFG"), formerly known as Man Financial Inc ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this Report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Report that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the general partner that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. The Receiver and MFG are in active settlement discussions in an attempt to resolve the matter before trial. Further, the outcome of the Litigation should not materially affect MFG or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFG's relationship to PAAF. To date, the CFTC has not brought any action against the MFG.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Providence Select Fund, Limited Partnership
By White Oak Financial Services, Incorporated
Its General Partner


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  November 19, 2007

                  Providence Select Fund, Limited Partnership

                       Index to the Financial Statements


								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities as of September 30,
2007 and December 31, 2006					F-3

Schedule of Investments - Cash and Securities - September
30, 2007							F-4

Schedules of Investments - Futures Contracts - September
30, 2007							F-5

Statements of Operations for the Three Months Ended
September 30, 2007 and 2006					F-6

Statements of Changes in Net Assets  for the Three Months
Ended September 30, 2007 and 2006				F-7

Statements of Cash Flows  for the Nine Months Ended
September 30, 2007 and 2006					F-8

Notes to Financial Statements				  F-9 - F-17

Affirmation of Commodity Pool Operator				F-18

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP, as of September 30, 2007, and the related statements of operations for the three months and nine months ended September 30, 2007 and 2006, changes in net assets and cash flows for the nine months ended September 30, 2007 and 2006. These financial statements are the responsibility of the Fund's management.

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

As discussed in Note 10 to the financial statements, the three months ended and nine months ended September 30, 2006 financial statements have been restated to correct a misstatement.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
November 19, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership

                     Statements of Assets and Liabilities

								September 30,	December 31,
								2007		2006
								(A Review)

Assets

  Investments
    Equity in commodity futures trading accounts:

      Cash and cash equivalents					$2,285,170	$-
      Cash denominated in foreign currencies			135,253		-

      Net unrealized gain on open futures contracts		60,461		-

	Total brokerage cash equivalents and investments	2,480,884	-

      Cash							19,402		304
      Interest receivable					7,145		-
      Prepaid continuing service fee				52,759		-

	Total assets						2,560,190	304

Liabilities

  Accrued expenses						4,657		7,076
  Due to related parties					275,666		256,746
  Accounts payable						12,237		-
  Accrued management fees					15,125		-
  Redemptions payable						12,662		-
  Prepaid subscriptions						5,000		-

        Total Liabilities					325,347		263,822

Net assets							$2,234,843	$(263,518)


Analysis of Net Assets

  Limited partners						$2,212,643	$(131,759)
  General partner						22,200		(131,759)

    Net assets (equivalent to $753.67 and $(131,759.00)
     per unit)							$2,234,843	$(263,518)


Partnership units outstanding

  Limited partners units outstanding				2,935.84	1.00
  General partner units outstanding				29.46		1.00

    Total partnership units outstanding				2,965.30	2.00

   The accompanying notes are an integral part of the financial statements.

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                              September 30, 2007
                                  (A Review)


										Fair Value
Description								Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U. S. Dollars:
  United States Markets							2,285,170	$2,285,170	94.41%

    Total cash denominated in U. S. Dollars						2,285,170	94.41%

      Total cash and cash equivalents denominated in U.S. Dollars			2,285,170	94.41%

Cash denominated in foreign currency:
  Euro Markets - Euro							83,095		118,534		4.90%
  British Pound Markets - GBP						15,420		31,536		1.30%
  Australian Dollar Markets - AUD					29,664		26,342		1.09%
  Hong Kong Dollar Markets - HKD					(497,426)	(64,010)	-2.64%
  Japanese Yen Markets - JPY						2,622,500	22,851		0.94%

    Total cash denominated in foreign currency						135,253		5.59%

      Total cash and cash equivalents							$2,420,423	100%

   The accompanying notes are an integral part of the financial statements.

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                              September 30, 2007
                                  (A Review)

  									     Fair Value
Description				Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  US Dollar denominated commodity futures positions held long:
    LME Aluminum			Nov 2007	1		(6,271)		$(6,271)
    LME Copper				Nov 2007	1		19,622		19,622
    LME Copper				Dec 2007	1		3,565		3,565
    LME Aluminum			Nov 2007	2		3,390		3,390
    LME Aluminum			Oct 2007	4		(31,089)	(31,089)
    LME Copper				Oct 2007	1		6,713		6,713
    CBOT Wheat				Dec 2007	1		2,800		2,800
    CBOT 10 Year Treasury Note		Dec 2007	11		3,047		3,047
    CMX Gold				Dec 2007	10		48,480		48,480
    CSC Coffee				Dec 2007	6		(5,719)		(5,719)
    IMM Austrailian Dollar		Dec 2007	2		5,860		5,860
    IMM Canadian Dollar			Dec 2007	2		6,330		6,330
    IMM Euro FX				Dec 2007	9		50,681		50,681
    NYC Cotton				Dec 2007	2		(1,370)		(1,370)
    IMM Euro Dollar			Dec 2007	44		28,913		28,913
    CBOT Soybeans			Nov 2007	7		34,263		34,263
    NY Heating Oil			Nov 2007	4		(903)		(903)
    NY Light Crude			Nov 2007	1		6,520		6,520
    NYM RBOB Gas			Nov 2007	8		8,375		8,375

      Total United States Commodity Futures Positions			183,207		183,207

  Austrailian Dollar denominated commodity futures positions held long:
    SFE 10 Year Treasury Bond		Dec 2007	6		(14,276)	(12,677)

      Total Austrailian Dollar commodity futures positions held long	(14,276)	(12,677)

  Euro denominated commodity futures positions held long:
    DTB DAX Index			Dec 2007	1		2,838		4,048
    EURX E-Bund				Dec 2007	4		(4,220)		(6,020)
    LIF 3 Month Euribor			Mar 2008	46		(15,313)	(21,843)

      Total Euro commodity futures positions held long			(16,695)	(23,815)

  British Pound denominated commodity futures positions held long:
    LIF Long Gilt			Dec 2007	8		(160)		(327)
    LIF 3M STG IR			Mar 2008	3		813		1,662

      Total British commodity futures positions held long		653		1,334

        Total commodity futures positions held long					148,049

  US Dollar denominated commodity futures positions held short:
    LME Aluminum			Nov 2007	1		(51)		(51)
    LME Copper				Nov 2007	1		(23,572)	(23,572)
    LME Aluminum			Nov 2007	3		1,022		1,022
    LME Aluminum			Oct 2007	4		8,146		8,146
    LME Copper				Oct 2007	1		(18,843)	(18,843)
    LME Aluminum			Dec 2007	1		(3,206)		(3,206)
    CME Cattle				Dec 2007	4		(1,040)		(1,040)
    CMX Silver				Dec 2007	1		(5,750)		(5,750)
    IMM E-mini S&P 500			Dec 2007	5		(10,113)	(10,113)
    CSC Sugar				Mar 2008	6		(2,632)		(2,632)
    NY Natural Gas			Nov 2007	3		2,860		2,860

      Total US Dollar commodity futures positions held short		(53,179)	(53,179)

  Australian Dollar denominated commodity futures positions held short:
    SFE SPI 200				Dec 2007	1		(7,350)		(6,527)

      Total Australian Dollar commodity futures positions held short	(7,350)		(6,527)

  Euro denominated commodity futures positions held short:
    MONEP CAC40 Index			Oct 2007	5		(605)		(863)

      Total Euro commodity futures positions held short			(605)		(863)

  British Pound denominated commodity futures positions held short:
    NEW FTSE 100			Dec 2007	3		255		522

      Total British Pound commodity futures positions held short	255		522

  Hong Kong Dollar denominated commodity futures positions held short:
    HK Hang Seng			Oct 2007	4		(140,200)	(18,041)

      Total Hong Kong Dollar commodity futures positions held short	(140,200)	(18,041)

  Hong Kong Dollar denominated commodity futures positions held short:
    SMX NIKKEI				Dec 2007	2		(1,090,000)	(9,498)

      Total Hong Kong Dollar commodity futures positions held short	(1,090,000)	(9,498)

        Total commodity futures positions held short					(87,586)

Net unrealized gain on open futures contracts						$60,461

   The accompanying notes are an integral part of the financial statements.

                  Providence Select Fund, Limited Partnership

                           Statements of Operations

        For the Three and Nine Months Ended September 30, 2007 and 2006
                                  (A Review)



										(Restated)			(Restated)

								Three Months Ended September 30, Nine months Ended September 30,
								2007		2006		2007		2006

Investment income

  Interest income						$27,120		$-		$44,209		$-

    Total investment income					27,120		-		44,209		-

Expenses

  Commission expense to affiliates				33,324		-		57,595		-
  Commission expense to broker					3,191		-		3,904		-
  Management fees						15,125		-		25,878		-
  Continuing service fees					19,891		-		34,280		-
  Incentive fees						-		-		26,851		-
  Professional accounting and legal fees			22,199		22,497		101,069		69,380
  Other operating and administrative expenses			415		61		4,976		136

    Total expenses						94,145		22,558		254,553		69,516

      Net investment (loss)					(67,025)	(22,558)	(210,344)	(69,516)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized (loss) from:
    Investments							(125,191)	-		(79,895)	-
    Foreign currency transactions				(263,490)	-		(206,866)	-

      Net realized (loss)  from investments and foreign
       currency transactions					(388,681)	-		(286,761)	-

Net increase (decrease) in unrealized appreciation
 (depreciation) from:
  Investments							107,756		-		130,027		-
  Translation of assets and liabilities in foreign currencies	(79,429)	-		(69,565)	-

    Net increase in unrealized appreciation from investments and
     translation of assets and liabilities in foreign currencies 28,327		-		60,462		-

      Net (loss) on investments and foreign currency		(360,354)	-		(226,299)	-

        Net (decrease) in net assets resulting from operations	$(427,379)	$(22,558)	$(436,643)	$(69,516)


Net (loss) per unit for a unit outstanding throughout the
 entire period
  Limited partner						$(107.10)	$(11,279.00)	$(313.53)	$(34,758.00)
  General partner						$(107.10)	$(11,279.00)	$(313.53)	$(34,758.00)

   The accompanying notes are an integral part of the financial statements.

                  Providence Select Fund, Limited Partnership

                      Statement of Changes in Net Assets

                                  (A Review)



                                 							(Restated)

									Nine Months Ended September 30,
									2007		2006

Increase (decrease) in net assets from operations:
  Net investment (loss)							$(210,344)	$(69,516)
  Net realized (loss) from investments and foreign currency
   transactions								(286,761)	-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		60,462		-

    Net decrease in net assets resulting from operations		(436,643)	(69,516)

  Capital contributions from partners					2,962,293	-
  Distributions to partners						(27,289)	-

    Total increase (decrease) in net assets				2,498,361	(69,516)

  Net assets at the beginning of the period				(263,518)	(123,990)

  Net assets at the end of the period					$2,234,843	$(193,506)

   The accompanying notes are an integral part of the financial statements.

                  Providence Select Fund, Limited Partnership

                           Statements of Cash Flows

                                  (A Review)


                                  (Restated)

									Nine Months Ended September 30,
									2007		2006

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(436,643)	$(69,516)

Adjustments to reconcile net income to net cash
 (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized (depreciation) on investments				(60,461)	-
    (Increase) in interest receivable					(7,145)		-
    (Increase) in prepaid continuing service fee			(52,759)	-
    Increase in accrued management and incentive fees			15,125		-
    Increase in accounts payable					12,237		-
    (Decrease) in accrued expenses					(2,419)		-

      Net cash (used in) operating activities				(532,065)	(69,516)


Cash Flows from Financing Activities

  Increase in prepaid subscriptions					5,000		-
  Due to related parties						18,920		69,395
  Proceeds from sale of units, net of sales commissions			2,962,293	-
  Partner redemptions							(14,627)	-

    Net cash provided by financing activities				2,971,586	69,395

      Net increase (decrease) in cash and cash equivalents		2,439,521	(121)

      Cash at the beginning of the period				304		381

      Cash at the end of the period					$2,439,825	$260

   The accompanying notes are an integral part of the financial statements.

                  Providence Select Fund, Limited Partnership

                 Nine Months Ended September 30, 2007 and 2006
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

Offering Costs and Organizational Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), on the Fund's initial effective date, September 12, 2005, the Fund deducted from Limited Partners' capital the total initial offering costs of $79,876 as of that date and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering and organizational costs until after the twelfth month following the commencement of business, at which time the costs will be amortized. The commencement of business was contingent upon the sale of at least $1,030,000 of partnership interests. The Fund has agreed to reimburse White Oak and other affiliated companies for all expenses incurred up to the commencement of business, which was March 2, 2007, after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $273,745 as of September 30, 2007 and $256,746 as of December 31, 2006, respectively.

Consequently, as of September 30, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance				Per Unit Calculation
							September 30,	December 31,	September 30,	December 31,
							2007		2006		2007		2006

Net Asset Value for financial reporting purposes	$2,234,843	$(263,518)	$753.67		$(131,759.00)
  Adjustment for initial offering costs			79,876		79,876		26.94		39,938.00

  Adjustment for other offering costs and
   organizational expenses				195,315		185,642		65.87		92,821.00
Net Asset Value for all other purposes			$2,510,034	$2,000		$846.48		$1,000.00

  Number of units									2,965.30	2.00

Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Costs and Organizational Expenses".

                  Providence Select Fund, Limited Partnership

                 Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the nine months ending September 30, 2007 and 2006. There were no cash equivalents as of September 30, 2007 and December 31, 2006.

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

The Corporate General Partner has contributed $29,050 in cash for deposit to the capital of the Fund for a General Partnership interest in the Partnership.

                  Providence Select Fund, Limited Partnership

                 Nine Months Ended September 30, 2007 and 2006
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

                 Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

5.	Fees

The Fund is charged the following fees:

Until September 1, 2007, a monthly management fee was paid to the CTA based on the rate of trading assigned by the CTA and approved by the General Partner of up to 2.5% (annual rate) of the Fund's net assets allocated to the CTA to trade. As of September 1, 2007, such management fee was increased to up to 3.25% annually.

The Fund pays the Corporate General Partner a fixed brokerage commission of 6%, from which the Corporate General Partner pays the round turn commissions to the futures commission merchant.

A quarterly incentive fee of 20% of "new trading profits" is paid to the CTA and, until September 1, 2007, up to a 3% quarterly incentive fee was paid to the Corporate General Partner. As of September 1, 2007, the quarterly incentive fee to the Corporate General Partner was reduced to up to 0.5%.
"New trading profits" includes all income earned by the CTA and expense allocated to his activity. In the event that trading produces a loss for the CTA, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for the CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

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

                  Providence Select Fund, Limited Partnership

                 Nine Months Ended September 30, 2007 and 2006
                                  (A Review)


6.	Related Party Transactions, Continued

"Due to related parties" at September 30, 2007 and December 31, 2006 were amounts payable to White Oak Financial Services, Inc., Ashley Capital Management, Inc., Futures Investment Company, and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The balances result from two types of transactions:

Loans from related parties: Loans from related parties consist of offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance.

Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at September 30, 2007 and December 31, 2006 were $1,921 and $0, respectively.

Continuing service fee - The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $52,759 and $0 at September 30, 2007 and December 31, 2006, respectively.

The following amounts were due to related parties as of September 30, 2007 and December 31, 2006:

					September 30,	December 31,
					2007		2006

Futures Investment Company		$81,104		$64,105
Ashley Capital Management, Inc.		62,355		62,355
Michael Pacult				46,650		46,650
White Oak Financial Services, Inc.	85,557		83,636

Due to related parties			$275,666	$256,746

The following commissions expense and continuing service fees were included in Statement of Operations:

					Nine Months Ended September 30,
					2007		2006

White Oak Financial Services, Inc.
 - commissions				$57,595		$-

Futures Investment Company
 - continuing service fee		$34,280		$-


7.	Partnership Unit Transactions

As of September 30, 2007 and 2006 partnership units were valued at $753.67 and $(85,474.00), respectively.

Transactions in partnership units were as follows:

						Units				Amount
					2007		2006		2007		2006

Limited Partner Units
  Subscriptions				2,966.04	1.00		$2,935,243	$-
  Redemptions				(31.20)		-		(27,289)	-
  Net income for the nine months
   ended 9/30				-		-		(436,336)	(34,758)
  Offering costs			-		-		(127,216)	-
    Total				2,934.84	1.00		2,344,402	(34,758)

General Partner Units
  Subscriptions				28.46		1.00		27,050		-
  Redemptions				-		-		-
  Net income for the nine months
   ended 9/30				-		-		(307)		(34,758)
  Offering costs			-		-		127,216		-
    Total				28.46		1.00		153,959		(34,758)

Total Units
  Subscriptions				2,994.50	2.00		2,962,293	-
  Redemptions				(31.20)		-		(27,289)	-
  Net income for the nine months
   ended 9/30				-		-		(436,643)	(69,516)
  Offering costs			-		-		-		-
    Total				2,963.30	2.00		$2,498,361	$(69,516)

                  Providence Select Fund, Limited Partnership

                 Nine Months Ended September 30, 2007 and 2006
                                  (A Review)


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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2007 was $2,285,170, which equals approximately 101.5% of Net Asset Value. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at September 30, 2007. Cash payments for these expenses are expected to be made prior to the end of the next quarter.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $37,281,315 on long positions at September 30, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open commodity futures contracts at September 30, 2007 were $60,461.

Open contracts generally mature within three months of September 30, 2007. The latest maturity for open futures contracts is in March, 2008. However, the Fund intends to close all contracts prior to maturity.

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

                 Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

9.	Concentrations

The Fund maintains all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

10.	Restatement and Correction of an Error

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below.

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

We are restating our previously issued financial statements in accordance with the guidance provided in SFAS 154, Accounting Changes and Error Corrections. The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

                  Providence Select Fund, Limited Partnership
                 Nine Months Ended September 30, 2007 and 2006
                                  (A Review)



10.	Restatement and Correction of an Error, con't.

							Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
							As previously 					As previously
							reported	Adjustments	Restated	reported	Adjustments	Restated

Statement of Operations
  Professional accounting and legal fees		$-		$22,497		$22,497		$-		$69,380		$69,380
  Other operating and administrative expenses		-		61		61		-		136		136
    Total expenses					-		22,558		22,558		-		69,516		69,516

Net investment (loss)					-		(22,558)	(22,558)	-		(69,516)	(69,516)
Net (decrease) in net assets from operations		-		(22,558)	(22,558)	-		(69,516)	(69,516)
Net (loss) per unit					-		(11,279.00)	(11,279.00)	-		(34,758.00)	(34,758.00)

Statement of Changes in Net Assets
Net assets at the beginning of the year									2,000		(125,990)	(123,990)
Net assets at the end of the year									2,000		(195,506)	(193,506)
Statement of Cash Flows
Net (decrease) in net assets resulting from operations							-		(69,516)	(69,516)
Changes in operating assets and liabilities:
  Decrease in reimbursable syndication costs								15		(15)		-
  (Increase) in prepaid operating expense								(136)		136		-
    Net cash provided by operating activities								(121)		(69,395)	(69,516)

Cash flows from financing activities:
  Increase in due to related parties									-		69,395		69,395
  Net cash provided by financing activities								-		69,395		69,395

Reimbursable syndication costs paid by and owed
 to related parties											$69,395		$(69,395)	$-

                  Providence Select Fund, Limited Partnership

       For the Three and Nine Months Ended September 30, 2007 and 2006
                                  (A Review)




11.	Financial Highlights

							Three Months Ended		Nine Months Ended
							September 30,			September 30,

						2007		2006		2007		2006
Performance per Unit

Net unit value, beginning of period		$860.77		$(85,474.00)	$(131,759.00)	$(61,995.00)

Net realized and unrealized (losses)
on commodity transactions			(90.30)		-		(162.49)	-

Investment and other income			6.80		-		31.74		-

Expenses (1)					(23.59)		(11,279.00)	(182.78)	(34,758.00)

(Decrease) related to operations		(107.10)	(11,279.00)	(313.53)	(34,758.00)

Reallocation of initial offering costs		-		-		132,826.20	-

Net increase (decrease) for the period		(107.10)	(11,279.00)	132,512.67	(34,758.00)

Net unit value, end of period			$753.67		$(96,753.00)	$753.67		$(96,753.00)

Net assets, end of period (000)			2,235		(264)		2,235		(264)

Total return (3)				-22.28%		13.20%		-9.92%		56.07%

Ratio to average net assets (4)
  Investment and other income			1.39%		0.00%		4.40%		0.00%
  Expenses (2)					4.66%		-12.38%		24.93%		-44.71%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
        For the Three and Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					November 19, 2007
Michael Pacult						Date
President, White Oak Financial Services, Inc.
General Partner
Providence Select Fund, Limited Partnership