Form 10-K
period 2007-12-31
PROVIDENCE SELECT FUND LP
filed 2008-04-07
CIK 1262876

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-119635

                 PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

 	Delaware					20-0069251
	State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization			Identification No.)

                    505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None			None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	[ ]
Accelerated filer 		[ ]
Non-accelerated filer 		[X] (Do not check if a smaller reporting company)
Smaller reporting company 	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: Not applicable. There is no market for the Units of partnership interests and none is expected to develop. The Registrant is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration Nos. 333-119635 and 333-108629 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On September 12, 2005, the registration statement filed by Providence Select Fund, Limited Partnership, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC"), was declared effective. The Fund initially sold the Units of partnership interests at the initial price of $1,000 per Unit. On March 2, 2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. Subsequently, Units are sold at the net asset value per Unit as of the then current month end. The Fund maintains separate Unit values for subscription and redemption purposes, and for financial reporting purposes. The Fund will continue to offer the unsold balance of its Units which, as of December 31, 2007, was $46,401,640 for sale to the public via its fully amended and restated prospectus dated October 11, 2007 (the "Prospectus"), as it may be amended in the future, until it has sold the total of $50,000,000 in registered securities or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement. Pursuant to the terms of the Limited Partnership Agreement, the Fund is engaged in the business of speculative and high risk trade of commodity futures and options selected by of one or more commodity trading advisors ("CTA") as that term is defined in the Commodity Exchange Act. The General Partner, in its sole discretion it selects the CTA and the amount of equity assigned to the CTAs, from time to time.

The Fund filed post effective amendments to its registration statement on July 18, 2007 and October 1, 2007, which became effective October 11, 2007, to fully amend and restate its prospectus to (i) provide disclosure of a change in the location of the books and records of the Fund to the office of the corporate General Partner, and (ii) update the performance and financial information contained in the prospectus.

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by the currently selected sole commodity trading advisor ("CTA"), NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960. The books and records of the trades placed by the CTA in the Fund's trading account are kept and available for inspection by the Limited Partners at the office of the corporate General Partner, 5914 N. 300 West, Fremont, IN 46737. NuWave was initially paid a management fee of up to 2.5% of the equity assigned to it to trade plus an incentive fee of twenty percent (20%) of New Net Profit earned from the trades on the equity, payable quarterly. By Notice to Limited Partners dated August 13, 2007, the Fund gave notice that, effective September 1, 2007, the management fee to NuWave Investment Corp. would be increased from up to 2.5% annually to up to 3.25% annually based on the rate of trading assigned by NuWave and approved by the General Partner. The Fund Limited Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Fund. Reports of the Net Asset Value of the Fund are sent to all Partners at the end of each month.

White Oak Financial Services, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for trades for a one half percent (1/2%) of the total value of the funds available for trading in the Fund's accounts at the FCM per month [six percent (6%) per year]. Initially, White Oak also received an incentive fee of up to three percent (3%) of New Net Profit as that term is defined in the prospectus on equity assigned to the CTA, which was subsequently changed as of September 1, 2007 to up to 0.5%. The independent FCM is selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of attorney and advisory agreement granted by the Fund. See Subsequent Events in this section, below. The CTA agreements are terminable at the will of the parties. The Selling Agents receive a three percent (3%) continuing service fee of the initial investment the first year. Each month thereafter, for so long as the investment remains in the Fund, the Fund pays this fee at one quarter percent (1/4%) based on the net asset value of the investment.

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

Subsequent Events

The Fund provided notice to its Limited Partners by letter dated March 19, 2008 that (i) as of April 1, 2008, the Fund will have the right to diversify its cash equity for trading from being solely on deposit with clearing brokers to deposits at the brokers as well as in the name of the Fund outside of the clearing brokers in short term Treasury Bills and/or cash management funds holding only U.S. Treasuries, (ii) as of April 1, 2008, brokerage commissions that are currently charged as a percentage of assets on deposit with the clearing broker will be charged upon the assets intended to be used as equity for trading regardless of where they are deposited and what short-term investment is utilized, (iii) all other terms of the Fund's prospectus remain the same, and (iv) the above changes in investment procedures will not increase the costs charged to the Fund.

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

You should carefully consider all the information we have included or incorporated by reference in this Report and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Report. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading in futures and other commodities related products in a Fund account at MF Global Inc., the FCM selected by the General Partner. See Subsequent Events of Item 1 of this Report. Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the CTA in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

MF Global Inc. ("MFG") is registered under the Commodity Exchange Act, as amended, as a futures commission merchant and a commodity pool operator, and is a member of the National Futures Association in such capacities. In addition, MFG is registered with the Financial Industry Regulatory Authority as a broker-dealer. MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007. MFG is a member of all major U.S. futures exchanges and most major U.S. securities exchanges. MFG's main office is located at 717 Fifth Avenue, 9th Floor, New York, New York 10022-8101. MFG's telephone number at such location is (212) 589-6200.

At any given time, MFG is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of March 20, 2008, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Memorandum that MFI would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the General Partner, the Trading Advisor and the Placement Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

Subsequent Events

On March 6, 2008, and thereafter, four virtually identical proposed class action securities suits were filed against MF Global Ltd., certain of its officers and directors, and Man Group plc. The complaints allege that the registration statement and prospectus issued in connection with MF Global Ltd.'s initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding the company's risk management policies, procedures and systems. The allegations are based upon the company's disclosure of $141.5 million in trading losses incurred in a single day by an associated person in his personal trading account, which losses the company was responsible to pay as an exchange clearing member.

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

Following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2007.

															Period from
															Inception to
										Year ended				December 31,
							2007		2006		2005		2004		2003
Performance per Unit (4)

Net unit value, beginning of the year			$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)	$1,000.00

Net realized and unrealized gains on
 commodity transactions					34.80		- 		- 		- 		-
Investment and other income				32.89		- 		- 		- 		-
Expenses (1)						(189.41)	(69,764.00)	(15,603.00)	(6,030.00)	(1,424.00)

Net (decrease) related to operations			(121.72)	(69,764.00)	(15,603.00)	(6,030.00)	(1,424.00)

Reallocation of initial offering costs			132,709.39	- 		- 		- 		-

Syndication costs transferred to capital		- 		- 		(39,938.00)	- 		-

Net increase (decrease) for the period			132,587.67	(69,764.00)	(55,541.00)	(6,030.00)	(1,424.00)

Net unit value at the end of the year			$828.67		$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)

Net assets, end of period (000)				3,061		(264)		(124)		(13)		(1)
Total return (2)					(12.81)%	(78.79)%	(57.08)%	(175.34)%	(494.44)%

Number of units outstanding at the end of the year	3693.39		2.00		2.00		2.00		2.00

Ratio to average net assets (3)
  Investment and other income				4.76 %		0.00 %		0.00 %		.00 %		0.00 %
  Expenses (1)						(22.66)%	(78.79)%	(57.08)%	(175.34)%	(494.44)%

For the year ended December 31, 2007, total returns are calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions

(2)	Not annualized

(3)	Annualized for all periods

(4)	For the years ended December 31, 2006 and 2005, investment and other income and expenses are calculated using the average number of units outstanding during the year.  Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.  For the year ended December 31, 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2007 and 2006.

								2006								2007
					1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain			-		-		-		-		32,565		101,490		(360,354)	311,899
Net Income (Loss)			(9,532)		(37,426)	(22,558)	(70,012)	(35,827)	26,563		(427,379)	204,095
Net Income (Loss) per limited
 partnership unit			(4,766.00)	(18,713.00)	(11,279.00)	(35,006.00)	(227.27)	137.65		(107.10)	75.00
Net Income (Loss) per general
 partnership unit			(4,766.00)	(18,713.00)	(11,279.00)	(35,006.00)	(227.27)	137.65		(107.10)	75.00
Net asset value per partnership
 unit at the end of period.		(66,761.00)	(85,474.00)	(96,753.00)	(131,759.00)	723.12		860.77		$753.67		828.67
Capitalized Syndication Costs		-		-		-		-		-		-		-		-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund's results after payment and accrual of expenses for the year 2007, for financial reporting purposes, was a profit (loss) of $(232,548) [$(121.72) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $(223,725) [$(97.06) per Unit]. The Fund's results after payment and accrual of expenses for the year 2006, for financial reporting purposes, was a profit (loss) of $139,528 [$69,764 per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $0 [$0 per Unit]. The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

Item 8.  Financial Statements and Supplementary Data.
The Fund financial statements as of December 31, 2007, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).  Controls and Procedures.
Disclosure Controls and Procedures

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

The General Partner of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this Report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management's Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Fund's financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The General Partner's internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund's assets;

*	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund's financial statements in accordance with generally accepted accounting principles, and that the Fund's receipts and expenditures are being made only in accordance with authorizations of the General Partner's management and directors; and

*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund's assets that could have a material effect on the Fund's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. See Subsequent Events in Item 1 of this Report. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

This Report does not include an attestation report of the Fund's registered public accounting regarding control over financial reporting. The General Partner's report was not subject to attestation by the Fund's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.  Other Information.

None

                                   Part III

Item 10.  Directors and Executive Officers and Corporate Governance
The Fund is a Delaware Limited Partnership which acts through its corporate General Partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant during the year 2007 were White Oak Financial Services, Incorporated, a Delaware corporation, and Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 63, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Item 11.  Executive Compensation.
Although there are no executives of the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Report. As described previously, upon opening of the Fund, the General Partner will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference, if any, between the cost to enter the trades and the six percent (6%). As of September 1, 2007, it is also paid an incentive fee of up to one half percent (0.5%) on New Net Profits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2007:

	Name			Percent Ownership
	None			N/A

(b) As of December 31, 2007, the corporate General Partner owned 35.36 Units of Limited Partnership Interest, which constituted 1.0% ownership in the Fund.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The General Partner has sole discretion over the selection of trading advisors. White Oak Financial Services, Inc., the corporate General Partner, is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a CTA that makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

(1)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2007 and 2006 were $0 and $9,845, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $15,878, and $1,490, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2007 and 2006 were $0 and $0, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $475, and $0, respectively.

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

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file Nos. 333-119635 and 333-108629 previously filed with the Securities and Exchange Commission.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Providence Select Fund, Limited Partnership
By White Oak Financial Services, Inc.
Its General Partner


By:  /s/ Michael Pacult
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

Date: April 1, 2008

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            FOR THE YEAR ENDED 2007
                        (With Auditors' Report Thereon)
























                               GENERAL PARTNER:
                      White Oak Financial Services, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - December 31, 2007	F-4

  Schedule of Investments - Futures Contracts - December 31, 2007    F-5  F-6

  Statement of Operations						F-7

  Statement of Changes in Net Assets					F-8

  Statement of Cash Flows						F-9

  Notes to Financial Statements					    F-10  F-16

  Affirmation of Commodity Pool Operator				F-17

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware




We have audited the accompanying statements of assets and liabilities of Providence Select Fund, Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Select Fund, Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 30, 2008









       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


									December 31,
  								2007		2006
Assets

  Investments
    Equity in broker trading accounts

      Cash and cash equivalents at broker			$3,264,919	$-
      Net unrealized gain on open futures contracts		48,797		-

        Total equity in broker trading accounts			3,313,716	-

    Cash							37,476		304
    Interest receivable						7,209		-
    Prepaid continuing service fee				45,650		-

        Total assets						3,404,051	304

Liabilities

  Accrued expenses						16,959		7,076
  Due to related parties					278,658		256,746
  Accounts payable						14,887		-
  Accrued management fees					18,685		-
  Redemptions payable						14,278		-


    Total Liabilities						343,467		263,822

Net assets							$3,060,584	$(263,518)


Analysis of Net Assets

  Limited partners						$3,031,282	$(131,759)
  General partners						29,302		(131,759)

    Net assets (equivalent to $828.67
		and $(131,758.00) per unit)			$3,060,584	$(263,518)


Partnership units outstanding

  Limited partners units outstanding				3,658.03	1.00
  General partners units outstanding				35.36		1.00

    Total partnership units outstanding				3,693.39	2.00


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2007



  									Fair Value
Description							Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
  United States Markets						3,184,450	$3,184,450	97.54%

    Total cash denominated in U.S. Dollars					3,184,450	97.54%


      Total cash and cash equivalents denominated in U.S. Dollars		3,184,450	97.54%

Cash denominated in foreign currency:
  Euro Markets - Euro						19,810		28,869		0.88%
  British Pound Markets - GBP					10,607		21,031		0.64%
  Australian Dollar Markets - AUD				31,619		27,709		0.85%
  Japanese Yen Markets - JPY					320,000		2,860		0.09%

    Total cash denominated in foreign currency					80,469		2.46%

      Total cash and cash equivalents						$3,264,919	100.00%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                               December 31, 2007

  													Fair Value
Description							Expiration Date	Contracts	Local Currency	U.S. Dollars


Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    LME Copper US						February 2008	1		(27,569)	$(27,569)
    LME Aluminum US						January 2008	1		(1,459)		(1,459)
    LME Aluminum US						February 2008	2		(5,170)		(5,170)
    LME Copper US						February 2008	1		4,520		4,520
    CMX Gold							February 2008	2		7,000		7,000
    NY Heating Oil						February 2008	1		(214)		(214)
    NYM RBOB Gas						February 2008	9		(4,347)		(4,347)
    CBOT Corn							March 2008	3		250		250
    CBOT Soybeans						March 2008	2		3,625		3,625
    CBOT Wheat							March 2008	1		(2,013)		(2,013)
    CBT T Note 10Y						March 2008	13		14,750		14,750
    CMX Silver							March 2008	3		6,575		6,575
    IMM Euro FX							March 2008	6		(9,406)		(9,406)
    IMM Euro Dollar						September 2008	34		13,700		13,700

      Total United States Commodity Futures Positions								242

    Austrailian commodity futures positions held long:
    SFE 10Y T Bond						March 2008	1		(799)		(700)

      Total Austrailian commodity futures positions held long							(700)

    Euro commodity futures positions held long:
    MONEP CAC40							January 2008	8		5,560		8,103
    DTB DAX Index						March 2008	2		9,000		13,116
    EURX E-Bund							March 2008	12		(18,810)	(27,412)
    LIF 3M Euribor						September 2008	22		4,100		5,975

      Total European commodity futures positions held long							(218)

  British commodity futures positions held long:
    LIF Long Gilt						March 2008	6		9,170		18,181
    LIF 3M Sterling Interest Rate				September 2008	17		4,250		8,426

      Total British commodity futures positions held long							26,607

        Total commodity futures positions held long								25,931


  United States commodity futures positions held short:
    LME Aluminum US						February 2008	2		4,345		4,345
    LME Copper US						February 2008	1		7,424		7,424
    LME Aluminum US						January 2008	1		3,681		3,681
    LME Aluminum US						March 2008	3		2,829		2,829
    LME Aluminum US						March 2008	2		3,145		3,145
    LME Aluminum US						February 2008	1		12,087		12,087
    LME Aluminum US						February 2008	2		9,463		9,463
    LME Aluminum US						March 2008	1		536		536
    LME Copper US						February 2008	1		(589)		(589)
    LME Copper US						March 2008	1		3,300		3,300
    CME Cattle							February 2008	9		7,380		7,380
    NY Lt Crude							February 2008	2		(11,350)	(11,350)
    NY Natural Gas						February 2008	3		(7,130)		(7,130)
    CSC Sugar							March 2008	5		(4,088)		(4,088)
    EMINI S&P 500						March 2008	1		1,165		1,165
    IMM British Pounds						March 2008	4		150		150
    IMM Canadian Dollars					March 2008	2		(4,890)		(4,890)
    IMM Japanese Yen						March 2008	3		(3,113)		(3,113)

      Total United States commodity futures positions held short						24,345


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

            Schedule of Investments - Futures Contracts, Continued
                               December 31, 2007


  													Fair Value
Description							Expiration Date	Contracts	Local Currency	U.S. Dollars

Net unrealized gain (loss) on open futures contracts, con't.

  Australian commodity futures positions held short:
    SFE SPI 200							March 2008	2		(2,700)		(2,366)

      Total Austrailian commodity futures positions held short							(2,366)

  Japanese commodity futures positions held short:
    SMX NIKKEI							March 2008	2		407,500		3,643

      Total Japanese commodity futures positions held short							3,643

  British commodity futures positions held short:
    NEW FTSE 100						March 2008	1		(1,390)		$(2,756)

      Total British commodity futures positions held short							(2,756)

  Total commodity futures positions held short									22,866

        Net commodity futures positions										$48,797


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations




  											Year ended December 31,
  										2007		2006		2005

Investment income

  Interest income								$68,671		$- 		$-

    Total investment income							68,671		-		-

Expenses

  Commission expense								106,064		- 		-
  Management fees								44,505		- 		-
  Continuing service fee							60,177		- 		-
  Incentive fees								26,851		- 		-
  Professional accounting and legal fees					142,097		135,992		30,772
  Other operating and administrative expenses					7,125		3,536		434

    Total expenses								386,819		139,528		31,206

      Net investment (loss)							(318,148)	(139,528)	(31,206)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									368,916		- 		-
    Foreign currency transactions						(332,113)	- 		-

  Net realized gains from investments and foreign currency transactions		36,803		- 		-

  Net increase in unrealized appreciation from:
    Investments									24,588		- 		-
    Translation of assets and liabilities in foreign currencies			24,209		- 		-

      Net increase in unrealized appreciation from investments and
       translation of assets and liabilities in foreign currencies		48,797		- 		-

        Net realized and unrealized income from investments
         and foreign currency							85,600		- 		-

          Net (decrease) in net assets resulting from operations		$(232,548)	$(139,528)	$(31,206)

Net loss per unit (1)
  Limited partnership unit							$(121.72)	$(69,764.00)	$(15,603.00)
  General partnership unit							$(121.72)	$(69,764.00)	$(15,603.00)

(1)	For the year ended December 31, 2007, the amount is based on a single unit outstanding for an entire year. For the year ended December 31, 2006 and 2005, the amount is calculated using average units outstanding.

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statement of Changes in Net Assets


  											   Partners' Capital
 										 General	Limited		Total


Net assets at December 31, 2004							$(6,454)	$(6,454)	$(12,908)

Increase (decrease) in net assets from operations:
  Net investment (loss)								(15,603)	(15,603)	(31,206)
  Net realized gain from investments and foreign currency transactions		-		-		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies			-		-		-

Net decrease in net assets resulting from operations				(15,603)	(15,603)	(31,206)

Subscriptions									-		-		-
Redemptions									-		-		-
Offering Costs									(39,938)	(39,938)	(79,876)

Net assets at December 31, 2005							(61,995)	(61,995)	(123,990)

Increase (decrease) in net assets from operations:
  Net investment (loss)								(69,764)	(69,764)	(139,528)
  Net realized gain from investments and foreign currency transactions		-		-		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies			-		-		-

Net decrease in net assets resulting from operations				(69,764)	(69,764)	(139,528)

Subscriptions									-		-		-
Redemptions									-		-		-
Offering Costs									-		-		-

Net assets at December 31, 2006							(131,759)	(131,759)	(263,518)

Increase (decrease) in net assets from operations:
  Net investment (loss)								(4,385)		(313,763)	(318,148)
  Net realized gain from investments and foreign currency transactions		507		36,296		36,803
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies			673		48,124		48,797

Net decrease in net assets resulting from operations				(3,205)		(229,343)	(232,548)

Subscriptions									32,050		3,566,311	3,598,361
Redemptions											(41,711)	(41,711)
Transfers									1,000		(1,000)		-
Offering Costs									131,216		(131,216)	-

Net assets at December 31, 2007							$29,302		$3,031,282	$3,060,584


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows


  											Year ended December 31,
  										2007		2006		2005

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations				$(232,548)	$(139,528)	$(31,206)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized (depreciation) on investments					(48,797)
    (Increase) in interest receivable						(7,209)
    (Increase) in prepaid continuing service fee				(45,650)
    Increase in accounts payable						14,887
    Increase in accrued management fees						18,685
    Increase in accrued expenses						9,883		7,076		-
    Offering costs paid								- 		- 		(2,711)

      Net cash (used in) operating activities					(290,749)	(132,452)	(33,917)


Cash Flows from Financing Activities

  Increase in due to related parties						21,912		132,375		32,426
  Proceeds from sale of units, net of sales commissions				3,598,361
  Partner redemptions								(27,433)

    Net cash provided by financing activities					3,592,840	132,375		32,426

      Net increase (decrease) in cash and cash equivalents			3,302,091	(77)		(1,491)

      Cash at the beginning of the period					304		381		1,872


      Cash at the end of the period						$3,302,395	$304		$381


  End of year cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$3,264,919	$- 		$-
    Cash									37,476		304		381

      Total cash and cash equivalents						$3,302,395	$304		$381


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

             For the Years Ended December 31, 2007, 2006 and 2005

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

  Regulation - The Fund is a registrant (effective September 12, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also be subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Offering Costs and Organizational Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, September 12, 2005, the Fund deducted from Limited Partners' capital the total initial offering costs of $79,876 as of that date and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering and organizational costs until after the twelfth month following the commencement of business, at which time the costs will be amortized. The commencement of business was contingent upon the sale of at least $1,030,000 of partnership interests. The Fund has agreed to reimburse White Oak and other affiliated companies for all expenses incurred up to the commencement of business, which was March 2, 2007, after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $273,745 as of December 31, 2007 and $256,746 as of December 31, 2006,
respectively.
  Consequently, as of December 31, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			Per Unit Calculation
							December 31,	December 31,	December 31,	December 31,
							2007		2006		2007		2006

  Net Asset Value for financial reporting purposes	$3,060,584	$(263,518)	$828.67		$(131,759.00)
    Adjustment for initial offering costs		79,876		79,876		21.63		39,938.00
    Adjustment for other offering costs and
     organizational expenses				194,464		185,642		52.65		92,821.00
  Net Asset Value for all other purposes		$3,334,924	$2,000		$902.94		$1,000.00

    Number of units									3,693.39	2.00

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

             For the Years Ended December 31, 2007, 2006 and 2005


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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ending December 31, 2007, 2006 and 2005. There were no cash equivalents as of December 31, 2007, 2006 and 2005.

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

  Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the fund's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities, other than investments in securities at fiscal period end, resulting from changes in exchange rates.
  Reclassification

  Certain amounts in the 2005 and 2006 financial statements were reclassified to conform with 2007 presentation.

  Recently Issued Accounting Pronouncements

  In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 (FIN 48) entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB 109". FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on the Fund's financial statements.

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Fund's financial statements.

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

             For the Years Ended December 31, 2007, 2006 and 2005

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

  The Corporate General Partner has contributed $34,050 in cash for deposit to the capital of the Fund for a General Partnership interest in the Partnership.

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

             For the Years Ended December 31, 2007, 2006 and 2005


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


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

             For the Years Ended December 31, 2007, 2006 and 2005

6.	Related Party Transactions, Continued

  """Due to related parties"" at December 31, 2007 and December 31, 2006 were amounts payable to White Oak Financial Services, Inc., Ashley Capital Management, Inc., Futures Investment Company, and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The balances result from two types of transactions:

Loans from related parties: Loans from related parties consist of offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance.

Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at December 31, 2007 and December 31, 2006 were $4,914 and $0, respectively.
 "
  Incentive fees: White Oak Financial Services, Inc. receives a quarterly incentive fee (see footnote 5) of new trading profits. There were no incentive fees due at December 31, 2007 and 2006.

  Continuing service fee: The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $45,650 and $0 at December 31, 2007 and December 31, 2006, respectively.

  The following amounts were due to related parties as of December 31, 2007 and 2006:

  						2007		2006

  Futures Investment Company			$86,017		$64,105
  Ashley Capital Management, Inc.		62,355		62,355
  Michael Pacult				46,650		46,650
  White Oak Financial Services, Inc.		83,636		83,636

    Due to related parties			$278,658	$256,746

  The following commissions expense and fees were included in Statement of
Operations:

  							Year Ended December 31,
  							2007	2006	2005

  White Oak Financial Services, Inc. - commissions	$98,761	$- 	$-

  White Oak Financial Services, Inc. - incentive fee	$2,509	$- 	$-

  Futures Investment Company - continuing service fee	$60,177	$- 	$-


7.	Partnership Unit Transactions

  As of December 31, 2007, 2006 and 2005 partnership units were $828.67, $(131,759.00) and $(61,995.00) per unit respectively for financial reporting purposes.

  Transactions in partnership units were as follows:

  							Units						Amount
 					 2007		2006		2005		2007		2006		2005

  Limited Partner Units
    Subscriptions			3705.20		- 		- 		$3,566,311	$- 		$-
    Redemptions				-47.17		- 		- 		(41,711)	- 		-
    Transfers				-1.00		- 		- 		(1,000)		- 		-
    Net income for the year ended 12/31			- 		- 		(229,343)	(69,764)	(15,603)
    Offering costs					- 		- 		(131,216)	- 		(39,938)
      Total				3657.03		- 		- 		3,163,041	(69,764)	(55,541)

  General Partner Units
    Subscriptions			33.36		- 		- 		32,050		-
    Redemptions				- 		- 		- 		- 		- 		-
    Transfers				1.00		- 		- 		1,000		- 		-
    Net income for the year ended 12/31			- 		- 		(3,205)		(69,764)	(15,603)
    Offering costs					- 		- 		131,216		- 		(39,938)
      Total				34.36		- 		- 		161,061		(69,764)	(55,541)

  Total Units
    Subscriptions			3738.56		- 		- 		3,598,361	- 		-
    Redemptions				-47.17		- 		- 		(41,711)	- 		-
    Net income for the year ended 12/31			- 		- 		(232,548)	(139,528)	(31,206)
    Offering costs					- 		- 		- 		- 		(79,876)
      Total				3691.39		- 		- 		$3,324,102	$(139,528)	$(111,082)


    The accompanying notes are an integral part of the financial statements

Providence Select Fund, Limited Partnership
(A Delaware Limited Partnership)

For the Years Ended December 31, 2007, 2006 and 2005


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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2007 was $3,264,919, which equals approximately 106.7% of Net Asset Value. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2007. Cash payments for these expenses are expected to be made prior to the end of the next quarter.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $29,248,921 on long positions at December 31, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at December 31, 2007 were $48,797.

  Open contracts generally mature within three months of December 31, 2007. The latest maturity for open futures contracts is in September 2008. However, the Fund intends to close all contracts prior to maturity.

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

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

             For the Years Ended December 31, 2007, 2006 and 2005


10.  Derivative Financial Instruments and Fair Value of Financial Instruments

  A derivative financial instrument is a financial agreement whose value is linked to, or derived from, the performance of an underlying asset. The underlying asset can be currencies, commodities, interest rates, stocks, or any combination. Changes in the underlying asset indirectly affect the value of the derivative. As the instruments are recognized at fair value, those changes directly affect reported income.

  All investment holdings are recorded in the statement of financial condition at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

  Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives.

11.  Financial Instruments with Off-Balance Sheet Credit and Market Risk

  All financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. As the instruments are recognized at fair market value, those changes directly affect reported income.

  Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments. Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short. Generally, financial instruments can be closed. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor's investment strategies.

  Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

12.  Indemnifications

  In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

             For the Years Ended December 31, 2007, 2006 and 2005



11.	Financial Highlights

  The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2007, 2006 and 2005. This information has been derived from information presented in the financial statements.

															Period from
															Inception to
										Year ended				December 31,
							2007		2006		2005		2004		2003
Performance per Unit (4)

Net unit value, beginning of the year			$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)	$1,000.00

Net realized and unrealized gains on
 commodity transactions					34.80		- 		- 		- 		-
Investment and other income				32.89		- 		- 		- 		-
Expenses (1)						(189.41)	(69,764.00)	(15,603.00)	(6,030.00)	(1,424.00)

Net (decrease) related to operations			(121.72)	(69,764.00)	(15,603.00)	(6,030.00)	(1,424.00)

Reallocation of initial offering costs			132,709.39	- 		- 		- 		-

Syndication costs transferred to capital		- 		- 		(39,938.00)	- 		-

Net increase (decrease) for the period			132,587.67	(69,764.00)	(55,541.00)	(6,030.00)	(1,424.00)

Net unit value at the end of the year			$828.67		$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)

Net assets, end of period (000)				3,061		(264)		(124)		(13)		(1)
Total return (2)					(12.81)%	(78.79)%	(57.08)%	(175.34)%	(494.44)%

Number of units outstanding at the end of the year	3693.39		2.00		2.00		2.00		2.00

Ratio to average net assets (3)
  Investment and other income				4.76 %		0.00 %		0.00 %		.00 %		0.00 %
  Expenses (1)						(22.66)%	(78.79)%	(57.08)%	(175.34)%	(494.44)%

For the year ended December 31, 2007, total returns are calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions

(2)	Not annualized

(3)	Annualized for all periods

(4)	For the years ended December 31, 2006 and 2005, investment and other income and expenses are calculated using the average number of units outstanding during the year.  Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.  For the year ended December 31, 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2007, 2006 and 2005


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				March 31, 2008
  Michael Pacult	            		Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership


    The accompanying notes are an integral part of the financial statements