Form 10-Q
period 2008-03-31
PROVIDENCE SELECT FUND LP
filed 2008-05-20
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]     Accelerated filer [   ]
Non-accelerated filer [X]     Smaller Reporting Company[   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2008 are attached hereto and made a part hereof.

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

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTA") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. NuWave Investment Corp. is the sole commodity trading advisor of the Fund. The General Partner has reserved the right to add and delete CTAs and reallocate equity assigned as it shall determine, in its sole discretion, without prior notice to the partners (investors). The CTA has discretion to select the trades and does not disclose the methods it uses to make those determinations in its disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed or any other return to the investors. The investors must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. See Subsequent Events, below for a description in how Fund assets are held. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the first quarter, 2008, the fixed costs of operation were a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3.25% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 0.5% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance, as of March 31, 2008 of $46,281,568 in face amount of registered Units are sold. As of March 31, 2008, of the $50,000,000 in Units registered, $3,718,432 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations
The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTA selected is responsible for the selection of trades. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

The following comparison between the three month periods ended March 31, 2008 and March 31, 2007 should be read taking into consideration that (i) the Fund did not commence business until March 2, 2007 and, therefore, had no expectation of profit generation prior to that; and, (ii) calculations of profits and losses, including calculation of the net asset value (NAV) and NAV per Unit, are calculated both for financial reporting purposes, in which the offering expenses were expensed as incurred during the two periods, and for subscription and redemption purposes, in which the offering expenses incurred prior to the commencement of business were deferred until after the twelfth month following the commencement of business. As of March 4, 2008, these expenses were amortized on a straight-line basis over the subsequent twenty four months. See Note 1 to the financial statements herein.

Discussion for Financial Reporting Purposes
The Fund's realized and unrealized trading gains (losses) before commissions were $556,681 [$148.57 per Unit] and $32,565 [$29.92 per Unit] for the three months ended March 31, 2008 and March 31, 2007, respectively. The Fund's results after payment and accrual of expenses for the three months ended March 31, 2008 and March 31, 2007 were profits (losses) of $326,998 [$87.19 per
Unit] and $(35,827) [$(227.27) per Unit], respectively. The NAV per Unit as of March 31, 2008 and March 31, 2007 were $915.86 and $723.12, respectively. The increase in NAV per Unit was due primarily to the fact that the Fund was not operational during approximately two of the three months of the three month period ended March 31, 2007. Also, the change in NAV and NAV per Unit include the results of the intervening quarters of 2007.

Discussion for Subscription and Redemption Purposes
The Fund's realized and unrealized trading gains (losses) before commissions were $556,681 [$148.57 per Unit] and $32,565 [$29.92 per Unit] for the three months ended March 31, 2008 and March 31, 2007, respectively. The Fund's results after payment and accrual of expenses for the three months ended March 31, 2008 and March 31, 2007 were profits (losses) of $315,927 [$83.34 per
Unit] and $9,389 [$8.62 per Unit], respectively. The net asset value ("NAV") per Unit as of March 31, 2008, was $986.28, a decrease of 2.2% from the March 31, 2007 NAV per Unit of $1,008.62. The change in NAV and NAV per Unit include the results of the intervening quarters of 2007.

Discussion for all Purposes
The above described performance was primarily due to the trading of the commodity trading advisor that has traded for the Fund via its proprietary methods. If a large movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves. Accordingly, market movements and conditions are not necessarily correlated with Fund performance. Past performance is not necessarily indicative of future results.

Net additions (withdrawals) for the three months ended March 31, 2008 and March 31, 2007 were $36,324 and $1,086,371, respectively. The substantial difference is primarily due to the commencement of business in March, 2007, whereupon all subscription proceeds held in the Fund's segregated subscription depository account were transferred to accounts in the name of the Fund to be used for trading.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the three months ended March 31, 2008 was $17,030, a 398.7% increase over the interest income for the three months ended March 31, 2007 of $3,415. The increase in interest income for the comparative three month periods was primarily due to the fact that the Fund was not operational during approximately two of the three months of the prior period and had significantly less net assets during the prior period.

Brokerage commissions of 6% are calculated on the Fund's Net Asset Value as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the three months ended March 31, 2008 were $51,270, a 1,120.4% increase over the commissions for three months ended March 31, 2007 of $4,201. The increase in commissions for the comparative three month periods was primarily due to the fact that the Fund was not operational during approximately two of the three months of the prior period and had significantly less net assets during the prior period.

Continuing service fees of 3% are calculated on net asset value of the Units sold by the selling agents as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Such fees for the three months ended March 31, 2008 were $24,688, an 840.5% increase over such fees for three months ended March 31, 2007 of $2,625. The increase in continuing service fees for the comparative three month periods was primarily due to the fact that the Fund was not operational during approximately two of the three months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund pays a management fee to the trading advisor, which is calculated on the value of the Fund equity allocated to the advisor as of the end of each month, and therefore, is affected by monthly trading performance, subscriptions and redemptions. See
Note 5 to the financial statements herein for the current and historical management fee amounts. Management fees for the three months ended March 31, 2008 were $27,584, a 1,476.23% increase over the management fee for the three months ended March 31, 2007 of $1,750. The increase in management fee for the comparative three month periods was primarily due to the fact that the Fund was not operational during approximately two of the three months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor. It also pays the General Partner an incentive fee. See Note 5 to the financial statements herein for the current and historical incentive fees. Incentive fees during the three months ended March 31, 2008 and March 31, 2007 were $107,901 and $6,622, respectively. The amounts are directly related to the trading performance of the trading advisor.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited partners. Operating expenses during the three months ended March 31, 2008 and March 31, 2007 were $35,270 and $56,609, respectively. The decrease over the comparative three month periods was primarily due to changes in accountants that were in progress during the prior period and costs related to the commencement of business.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2008.

Subsequent Events

On March 19, 2008, the Fund sent notice to the limited partners to advise that
(i) effective April 1, 2008, the Fund would have the right to diversify its cash equity for trading from being solely on deposit with clearing brokers to deposits at the brokers as well as in the name of the Fund outside of the clearing brokers in short term Treasury Bills and/or cash management funds holding only U.S. Treasuries; (ii) effective April 1, 2008, brokerage commissions that are currently charged as a percentage of assets on deposit with the clearing broker will be charged upon the assets intended to be used as equity for trading regardless of where they are deposited and what short-term investment is utilized, (iii) all other terms of the Fund's prospectus remain the same, and (iv) the above change in investment procedures will not increase the costs charged to the fund.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss. See the Fund's Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

Item 4T.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

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

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The Fund has no involvement in the claims against the FCM described above.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2007 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:  May 20, 2008

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       THREE MONTHS ENDED MARCH 31, 2008

























                               GENERAL PARTNER:
                      White Oak Financial Services, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - March 31, 2008	F-4

  Schedule of Investments - Futures Contracts - March 31, 2008		F-5

  Schedule of Investments - Cash and Securities - December 31, 2007	F-6

  Schedule of Investments - Futures Contracts - December 31, 2007	F-7  F-8

  Statement of Operations						F-9

  Statement of Changes in Net Assets					F-10

  Statement of Cash Flows						F-11

  Notes to Financial Statements						F-12  F-19

  Affirmation of Commodity Pool Operator				F-20

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP, as of March 31, 2008, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2007 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2008 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 19, 2008


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								(A Review)
								March 31,	December 31,
								2008		2007
Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker			$3,595,572	$3,264,919
      Net unrealized gain (loss) on open futures contracts	(26,328)	48,797

        Total equity in broker trading accounts			3,569,244	3,313,716

    Cash							78,767		37,476
    Interest receivable						3,728		7,209
    Money market fund						1,000		0
    Prepaid continuing service fee				24,305		45,650

      Total assets						3,677,044	3,404,051

Liabilities

  Accrued expenses						16,065		16,959
  Due to related parties					16,373		278,658
  Accounts payable						15,371		14,887
  Accrued management fees					27,584		18,685
  Accrued incentive fees					107,900		-
  Redemptions payable						69,845		14,278


   Total Liabilities						253,138		343,467

Net assets							$3,423,906	$3,060,584


Analysis of Net Assets

  Limited partners						$3,387,537	$3,031,282
  General partners						36,369		29,302

    Net assets (equivalent to $915.86 and $828.67 per unit)	$3,423,906	$3,060,584


Partnership units outstanding

  Limited partners units outstanding				3,698.75	3,658.03
  General partners units outstanding				39.71		35.36

    Total partnership units outstanding				3,738.46	3,693.39

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                March 31, 2008
                                  (A Review)


  									Fair Value		Percent
Description							Local Currency	U.S. Dollars	of Net Assets



Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
United States Markets						3,421,049	$3,421,049	99.92%

  Total cash denominated in U.S. Dollars					3,421,049	99.92%


    Total cash and cash equivalents denominated in U.S. Dollars			3,421,049	99.92%

Cash denominated in foreign currency:
  Euro Markets - Euro						101,451		160,028		4.67%
  British Pound Markets - GBP					(15,661)	(31,054)	-0.91%
  Australian Dollar Markets - AUD				15,543		14,190		0.41%
  Hong Kong Dollar Markets - HKD				142,617		18,326		0.54%
  Japanese Yen Markets - JPY					1,300,000	13,033		0.38%

  Total cash denominated in foreign currency					174,523		5.10%

    Total cash and cash equivalents in trading accounts				$3,595,572	105.02%

Money market fund (1,000.40 shares at $1 per share)		1,000		$1,000		0.03%

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                March 31, 2008
                                  (A Review)

  													Fair Value		Percent
Description							Expiration Date	Contracts	Local Currency	U.S. Dollars	of Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
  LME Aluminum US						April 2008	1		(4,000)		$(4,000)	-0.12%
  CMX Gold							June 2008	1		(2,700)		(2,700)		-0.08%
  NY Light Crude						May 2008	2		(14,000)	(14,000)	-0.41%
  NY Natural Gas						May 2008	4		27,060		27,060		0.79%
  NY RBOB Gas							May 2008	6		(11,752)	(11,752)	-0.34%
  CBT T Note 10Y						June 2008	9		30,828		30,828		0.90%
  IMM Australian Dollar						June 2008	3		(2,490)		(2,490)		-0.07%
  IMM Euro FX							June 2008	9		30,937		30,937		0.90%

    Total United States Commodity Futures Positions								53,883		1.57%

  Euro commodity futures positions held long:
  EURX E-Bund							June 2008	25		(29,500)	(46,533)	-1.36%
  LIF 3M Euribor						December 2008	40		(19,500)	(30,759)	-0.90%

    Total European commodity futures positions held long							(77,292)	-2.26%

  British commodity futures positions held long:
  LIF Long Gilt							June 2008	26		76,440		151,569		4.43%
  LIF 3M Sterling Interest Rate					December 2008	13		(250)		(496)		-0.01%

    Total British commodity futures positions held long								151,073		4.41%

      Total commodity futures positions held long								127,664		3.73%


  United States commodity futures positions held short:
  LME Copper US							June 2008	2		(12,264)	(12,264)	-0.36%
  LME Aluminum US						April 2008	13		(140,916)	(140,916)	-4.12%
  LME Aluminum US						May 2008	2		6,355		6,355		0.19%
  LME Aluminum US						June 2008	2		902		902		0.03%
  CME Cattle							June 2008	4		5,040		5,040		0.15%
  NY Heating Oil						May 2008	5		19,900		19,900		0.58%
  CBOT Corn							May 2008	11		(17,600)	(17,600)	-0.51%
  CMX Silver							May 2008	1		1,725		1,725		0.05%
  EMINI S&P 500							June 2008	3		(1,328)		(1,328)		-0.04%
  IMM British Pounds						June 2008	1		2,344		2,344		0.07%

    Total United States commodity futures positions held short							(135,842)	-3.97%

  Australian commodity futures positions held short:
  SFE SPI 200							June 2008	1		(4,050)		(3,698)		-0.11%

    Total Australian commodity futures positions held short							(3,698)		-0.11%

  Japanese commodity futures positions held short:
  SMX NIKKEI							June 2008	2		(225,000)	(2,256)		-0.07%

    Total Japanese commodity futures positions held short							(2,256)		-0.07%

  Hong Kong commodity futures positions held short:
  Hang Seng							April 2008	2		(22,700)	(2,917)		-0.09%

    Total British commodity futures positions held short							(2,917)		-0.09%

  Euro commodity futures positions held short:
  MONEP CAC 40							April 2008	1		(1,620)		(2,555)		-0.07%
  DTB DAX Index							June 2008	1		(4,263)		(6,724)		-0.20%

    Total Euro commodity futures positions held short								(9,279)		-0.27%

      Total commodity futures positions held short								(153,992)	-4.50%

        Net commodity futures positions										$(26,328)	-0.77%

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2007



  									Fair Value		Percent
Description							Local Currency	U.S. Dollars	of Net Assets

Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
  United States Markets						3,184,450	$3,184,450	104.05%

    Total cash denominated in U.S. Dollars					3,184,450	104.05%


      Total cash and cash equivalents denominated in U.S. Dollars		3,184,450	97.54%

Cash denominated in foreign currency:
  Euro Markets - Euro						19,810		28,869		0.94%
  British Pound Markets - GBP					10,607		21,031		0.69%
  Australian Dollar Markets - AUD				31,619		27,709		0.91%
  Japanese Yen Markets - JPY					320,000		2,860		0.09%

    Total cash denominated in foreign currency					80,469		2.63%

      Total cash and cash equivalents						$3,264,919	106.68%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                               December 31, 2007

  													Fair Value		Percent
Description							Expiration Date	Contracts	Local Currency	U.S. Dollars	of Net Assets


Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    LME Copper US						February 2008	1		(27,569)	$(27,569)	-0.90%
    LME Aluminum US						January 2008	1		(1,459)		(1,459)		-0.05%
    LME Aluminum US						February 2008	2		(5,170)		(5,170)		-0.17%
    LME Copper US						February 2008	1		4,520		4,520		0.15%
    CMX Gold							February 2008	2		7,000		7,000		0.23%
    NY Heating Oil						February 2008	1		(214)		(214)		-0.01%
    NYM RBOB Gas						February 2008	9		(4,347)		(4,347)		-0.14%
    CBOT Corn							March 2008	3		250		250		0.01%
    CBOT Soybeans						March 2008	2		3,625		3,625		0.12%
    CBOT Wheat							March 2008	1		(2,013)		(2,013)		-0.07%
    CBT T Note 10Y						March 2008	13		14,750		14,750		0.48%
    CMX Silver							March 2008	3		6,575		6,575		0.21%
    IMM Euro FX							March 2008	6		(9,406)		(9,406)		-0.31%
    IMM Euro Dollar						September 2008	34		13,700		13,700		0.45%

      Total United States Commodity Futures Positions								242		0.01%

    Austrailian commodity futures positions held long:
    SFE 10Y T Bond						March 2008	1		(799)		(700)		-0.02%

      Total Austrailian commodity futures positions held long							(700)		-0.02%

    Euro commodity futures positions held long:
    MONEP CAC40							January 2008	8		5,560		8,103		0.26%
    DTB DAX Index						March 2008	2		9,000		13,116		0.43%
    EURX E-Bund							March 2008	12		(18,810)	(27,412)	-0.90%
    LIF 3M Euribor						September 2008	22		4,100		5,975		0.20%

      Total European commodity futures positions held long							(218)		-0.01%

  British commodity futures positions held long:
    LIF Long Gilt						March 2008	6		9,170		18,181		0.59%
    LIF 3M Sterling Interest Rate				September 2008	17		4,250		8,426		0.28%

      Total British commodity futures positions held long							26,607		0.87%

        Total commodity futures positions held long								25,931		0.85%


  United States commodity futures positions held short:
    LME Aluminum US						February 2008	2		4,345		4,345		0.14%
    LME Copper US						February 2008	1		7,424		7,424		0.24%
    LME Aluminum US						January 2008	1		3,681		3,681		0.12%
    LME Aluminum US						March 2008	3		2,829		2,829		0.09%
    LME Aluminum US						March 2008	2		3,145		3,145		0.10%
    LME Aluminum US						February 2008	1		12,087		12,087		0.39%
    LME Aluminum US						February 2008	2		9,463		9,463		0.31%
    LME Aluminum US						March 2008	1		536		536		0.02%
    LME Copper US						February 2008	1		(589)		(589)		-0.02%
    LME Copper US						March 2008	1		3,300		3,300		0.11%
    CME Cattle							February 2008	9		7,380		7,380		0.24%
    NY Lt Crude							February 2008	2		(11,350)	(11,350)	-0.37%
    NY Natural Gas						February 2008	3		(7,130)		(7,130)		-0.23%
    CSC Sugar							March 2008	5		(4,088)		(4,088)		-0.13%
    EMINI S&P 500						March 2008	1		1,165		1,165		0.04%
    IMM British Pounds						March 2008	4		150		150		0.00%
    IMM Canadian Dollars					March 2008	2		(4,890)		(4,890)		-0.16%
    IMM Japanese Yen						March 2008	3		(3,113)		(3,113)		-0.10%

      Total United States commodity futures positions held short						24,345		0.80%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

            Schedule of Investments - Futures Contracts, Continued
                               December 31, 2007


  													Fair Value		Percent
Description							Expiration Date	Contracts	Local Currency	U.S. Dollars	of Net Assets

Net unrealized gain (loss) on open futures contracts, con't.

  Australian commodity futures positions held short:
    SFE SPI 200							March 2008	2		(2,700)		(2,366)		-0.08%

      Total Austrailian commodity futures positions held short							(2,366)		-0.08%

  Japanese commodity futures positions held short:
    SMX NIKKEI							March 2008	2		407,500		3,643		0.12%

      Total Japanese commodity futures positions held short							3,643		0.12%

  British commodity futures positions held short:
    NEW FTSE 100						March 2008	1		(1,390)		$(2,756)	-0.09%

      Total British commodity futures positions held short							(2,756)		-0.09%

  Total commodity futures positions held short									22,866		0.75%

        Net commodity futures positions										$48,797		1.59%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)


										Three Months Ended
											March 31,
										2008		2007

Investment income

  Interest income								$17,030		$3,415

   Total investment income							17,030		3,415

Expenses

  Commission expense								51,270		4,201
  Management fees								27,584		1,750
  Continuing service fee							24,688		2,625
  Incentive fees								107,901		6,622
  Professional accounting and legal fees					11,082		55,371
  Other operating and administrative expenses					24,188		1,238

   Total expenses								246,713		71,807

   Net investment (loss)							(229,683)	(68,392)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									534,488		(714)
    Foreign currency transactions						97,318		17,725

      Net realized gains from investments and foreign currency transactions	631,805		17,011

  Net increase (decrease) in unrealized appreciation (depreciation) from:
    Investments									(106,547)	21,193
    Translation of assets and liabilities in foreign currencies			31,423		(5,639)

      Net unrealized appreciation (depreciation) from investments and
       translation of assets and liabilities in foreign currencies		(75,124)	15,554

        Net realized and unrealized income from investments	-
         and foreign currency							556,681		32,565

          Net increase (decrease) in net assets resulting from operations	$326,998	$(35,827)

Net income (loss) per unit (for a single unit outstanding during the entire period)
  Limited partnership unit							$87.19		$(227.27)
  General partnership unit							$87.19		$(227.27)

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statement of Changes in Net Assets

                                  (A Review)

 											   Partners' Capital
  										General		Limited		Total
Three Months Ended March 31, 2008

Net assets at December 31, 2007							$29,302		$3,031,282	$3,060,584

Increase (decrease) in net assets from operations:
  Net investment (loss)								(2,154)		(227,529)	(229,683)
  Net realized gain from investments and foreign currency transactions		5,926		625,879		631,805
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies			(705)		(74,419)	(75,124)

Net increase in net assets resulting from operations				3,067		323,931		326,998

Subscriptions									4,000		116,072		120,072
Redemptions									-		(83,748)	(83,748)
Transfers													-
Offering Costs													-

Net assets at March 31, 2008							$36,369		$3,387,537	$3,423,906


Three Months Ended March 31, 2007

Net assets at December 31, 2006							$(131,759)	$(131,759)	$(263,518)

Increase (decrease) in net assets from operations:
  Net investment (loss)								(1,685)		(66,707)	(68,392)
  Net realized gain from investments and foreign currency transactions		419		16,592		17,011
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies			383		15,171		15,554

Net (decrease) in net assets resulting from operations				(883)		(34,944)	(35,827)

Subscriptions									24,820		1,061,551	1,086,371
Redemptions									-		-		-
Transfers									1,000		(1,000)		-
Offering Costs									126,216		(126,216)	-

Net assets at March 31, 2007							$19,394		$767,632	$787,026


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										Three Months Ended
											March 31,
										2008		2007

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$326,998	$(35,827)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized (depreciation) on investments					75,125		(15,554)
    (Increase) in interest receivable						3,481		(3,415)
    (Increase) in subscriptions receivable					-		(25,000)
    (Increase) in prepaid continuing service fee				21,345		(28,872)
    Increase in accrued commissions payable							3,488
    Increase in accounts payable						484		-
    Increase in accrued management fees						8,899		1,750
    Increase in accrued incentive fees						107,900		6,622
    Increase in accrued expenses						(894)		20,097

      Net cash provided by (used in) operating activities			543,338		(76,711)


Cash Flows from Financing Activities

  Increase (decrease) in due to related parties					(262,285)	16,999
  Proceeds from sale of units, net of sales commissions				120,072		1,086,371
  Partner redemptions								(28,181)

    Net cash provided by (used in) financing activities				(170,394)	1,103,370

      Net increase in cash and cash equivalents					372,944		1,026,659

      Cash at the beginning of the period					3,302,395	304


      Cash at the end of the period						$3,675,339	$1,026,963


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$3,595,572	$1,016,280
    Money market fund								1,000
    Cash									78,767		10,683

      Total cash and cash equivalents						$3,675,339	$1,026,963


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007

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

  Offering Costs and Organizational Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, September 12, 2005, the Fund deducted from Limited Partners' capital the total initial offering costs of $79,876 as of that date and began expensing all subsequent offering costs. The commencement of business was contingent upon the sale of at least $1,030,000 of partnership interests. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund capitalized all offering and organizational costs until after the twelfth month following the commencement of business. The Fund has agreed to reimburse White Oak and other affiliated companies for all expenses incurred up to the commencement of business, which was March 2, 2007, until after the twelfth month following the commencement of business. On March 4, 2008, during the thirteenth month following the commencement of business, White Oak and its affiliates were reimbursed for all such expenses, which totaled $274,715.52, and which are being amortized by the Fund on a straight-line basis at $11,446 per month for twenty four months commencing March 4, 2008. Any partner in the Fund during this twenty four month period will be exposed to this per month charge on a pro rata basis. As of March 31, 2008 and December 31, 2007, these reimbursement amounts had accumulated to $0 and $273,745.
  Consequently, as of March 31, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

										  Balance			Per Unit Calculation
									March 31,	December 31,	March 31,	December 31,
									2008		2007		2008		2007

  Net Asset Value for financial reporting purposes			$3,423,906	$3,060,584	$915.86		$828.67
  Adjustment for initial offering costs					79,876		79,876		21.37		21.63
  Adjustment for other offering costs and organizational expenses	183,393		194,464		49.06		52.65
  Net Asset Value for all other purposes				$3,687,175	$3,334,924	$986.28		$902.94

  Number of units											3,738.46	3,693.39

  Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Costs and Organizational Expenses".

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007


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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended March 31, 2008 and 2007.

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

  Certain amounts in the 2007 financial statements were reclassified to conform with the 2008 presentation.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007

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

  The Corporate General Partner has contributed $38,050 in cash for deposit to the capital of the Fund for a General Partnership interest in the Partnership.

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

  Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the general partner no less than ten days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fees for redemption requests received in the thirteenth month or later.

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007


5.	Fees

  The Fund is charged the following fees:

  Until September 1, 2007, a monthly management fee was paid to the CTA based on the rate of trading assigned by the CTA and approved by the General Partner of up to 2.5% (annual rate) of the Fund's net assets allocated to the CTA to trade. As of September 1, 2007, such management fee was increased to up to 3.25% annually.

  The Fund pays the Corporate General Partner a fixed brokerage commission of 6% on total Fund net assets, from which the Corporate General Partner pays the round turn commissions to the futures commission merchant.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007

6.	Related Party Transactions, Continued

  "Due to related parties" at March 31, 2008 and December 31, 2007 were amounts payable to White Oak Financial Services, Inc., Ashley Capital Management, Inc., Futures Investment Company, and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The balances result from two types of transactions:

Loans from related parties: Loans from related parties consist of offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance.

Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at March 31, 2008 and December 31, 2007 were $16,373 and $4,914, respectively.

  Incentive fees: White Oak Financial Services, Inc. receives a quarterly incentive fee (see footnote 5) of new trading profits. As of March 31, 2008, $2,677 was payable to White Oak Financial Services, which is included in Incentive Fees Payable on the Statement of Assets and Liabilities. There were no incentive fees due at December 31, 2007.

  Continuing service fee: The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $24,305 and $45,650 at March 31, 2008 and December 31, 2007, respectively.

  The following amounts were due to related parties as of March 31, 2008 and December 31, 2007:

  						2008		2007

  Futures Investment Company			$-		$86,017
  Ashley Capital Management, Inc.		-		62,355
  Michael Pacult				-		46,650
  White Oak Financial Services, Inc.		19,050		83,636

  Due to related parties			$19,050		$278,658

  The following commissions expense and fees were included in Statement of
Operations:

							Three Months Ended March 31,
  							2008		2007

  White Oak Financial Services, Inc. - commissions	$48,291		$3,488

  White Oak Financial Services, Inc. - incentive fee	$2,677		$602

  Futures Investment Company - continuing service fee	$1,531		$2,625


7.	Partnership Unit Transactions

  As of March 31, 2008 and 2007, partnership units were $915.86 and $723.12 per unit respectively for financial reporting purposes.

  Transactions in partnership units were as follows:

								Units				Amount
 							 2008		2007		2008		2007

  Limited Partner Units
    Subscriptions					125.80		1,061.56	$116,072	$1,061,551
    Redemptions						-85.08		-		(83,748)	-
    Net income for the period ended 3/31				-		323,931		(34,944)
    Transfers								(1.00)				(1,000)
    Offering costs							-				(126,216)
      Total						40.72		1,060.56	356,255	899,391

  General Partner Units
    Subscriptions					4.35		24.82		4,000		24,820
    Redemptions						-		-		-		-
    Net income for the period ended 3/31				-		3,067		(883)
    Transfers								1.00				1,000
    Offering costs							-				126,216
      Total						4.35		25.82		7,067		151,153

  Total Units
    Subscriptions					130.15		1,086.38	120,072		1,086,371
    Redemptions						-85.08		-		(83,748)	-
    Net income for the period ended 3/31				-		326,998		(35,827)
    Offering costs							-		-		-
      Total						45.07		1,086.38	$363,322	$1,050,544

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007


8.  Trading Activities and Related Risks

  The Fund is engaged in speculative trading of U.S. and foreign futures contracts in commodities. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.
  A certain portion of cash in trading accounts are pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.
  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2008 and December 31, 2007 was $3,595,572 and $3,264,919, respectively, which equals approximately
105.0% and 106.7% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at March 31, 2008 and December 31, 2007. Cash payments for these expenses are expected to be made prior to the end of the next quarter.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $37,093,507 on long positions at March 31, 2008 and $29,248,921 on long positions at December 31, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains (losses) on open commodity futures contracts at March 31, 2008 were $(26,328).

  Open contracts generally mature within three months of March 31, 2008. The latest maturity for open futures contracts is in December 2008. However, the Fund intends to close all contracts prior to maturity.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007


9.  Derivative Financial Instruments and Fair Value of Financial Instruments

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

10.  Financial Instruments with Off-Balance Sheet Credit and Market Risk

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

11.  Indemnifications

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2008 and 2007



12.	Financial Highlights

  The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

								Three Months Ended
									March 31,
								2008		2007
  Performance per Unit (4)

  Net unit value, beginning of the period			$828.67		$(131,759.00)

  Net realized and unrealized gains on
   commodity transactions					148.57		29.92
  Investment and other income					4.56		3.14
  Expenses (1)							(65.94)		(260.33)

  Net increase (decrease) related to operations			87.19		(227.27)

  Reallocation of initial offering costs			-		132,709.39

  Net increase for the period					87.19		132,482.12

  Net unit value at the end of the period			$915.86		$723.12

  Net assets, end of period (000)				3,424		787
  Total return (2)						10.52 %		(23.91)%

  Number of units outstanding at the end of the period		3738.46		1088.38

  Ratio to average net assets (3)
  Investment and other income					2.12 %		5.20 %
  Expenses (1)							(30.44)%	(109.68)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions
(2)	Not annualized
(3)	Annualized
(4)	Investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period. Reallocation of initial offering costs is a balancing amount necessary to reconcile the change in net unit value.

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                  Three Months Ended March 31, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				May 20, 2008
  Michael Pacult	              		Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership