Form 10-Q
period 2008-06-30
PROVIDENCE SELECT FUND LP
filed 2008-08-14
CIK 1262876

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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
Large accelerated filer [   ]	Accelerated filer 		[   ]
Non-accelerated filer 	[ X ]   Smaller Reporting Company	[   ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2008 are attached hereto and made a part hereof.

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

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTA") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. From inception to June 2, 2008, NuWave Investment Corp. was the sole commodity trading advisor of the Fund, after which time a power of attorney was granted to Clarke Capital Management, Inc. to serve as sole trading advisor. The General Partner has reserved the right to add and delete CTAs and reallocate equity assigned as it shall determine, in its sole discretion, without prior notice to the partners (investors). The CTA has discretion to select the trades and does not disclose the methods it uses to make those determinations in its disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed or any other return to the investors. The investors must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. The partnership will maintain approximately 64% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner will maintain approximately 33% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. Approximately 3% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCMs (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the second quarter, 2008 until the removal of NuWave, the fixed costs of operation included a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3.25% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 0.5% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting, legal and other operating expenses that must be paid before the limited partners may earn a profit on their investment. With the removal of NuWave, all fees to NuWave were eliminated, and the decision was made to change the Fund's fee structure such that the General Partner's incentive fee would be eliminated, Clarke would be paid a quarterly incentive fee of 25%, the annual brokerage commission to the General Partner would be increased to 7%, and the annual continuing service fee to the selling agents would be increased to 4%.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance, as of June 30, 2008 of $46,231,542 in face amount of registered Units are sold. See Subsequent Events at the end of this section. As of June 30, 2008, of the $50,000,000 in Units registered, $3,768,458 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The following comparison between the six month periods ended June 30, 2008 and June 30, 2007 should be read taking into consideration that (i) the Fund did not commence business until March 2, 2007 and, therefore, had no expectation of profit generation prior to that; and, (ii) calculations of profits and losses, including calculation of the net asset value (NAV) and NAV per Unit, are calculated both for financial reporting purposes, in which the offering expenses were expensed as incurred during the two periods, and for subscription and redemption purposes, in which the offering expenses incurred prior to the commencement of business were deferred until after the twelfth month following the commencement of business. As of March 4, 2008, these expenses were amortized on a straight-line basis over the subsequent twenty four months. See Note 1 to the financial statements herein.

Discussion for Financial Reporting Purposes
The Fund's realized and unrealized trading gains (losses) before commissions were $337,704 [$96.07 per Unit] and $134,055 [$102.01 per Unit] for the six
months ended June 30, 2008 and June 30, 2007, respectively. The Fund's results after payment and accrual of expenses for the six months ended June 30, 2008 and June 30, 2007 were profits (losses) of $(46,061) [$(11.80) per
Unit] and ($9,264) [$(89.62) per Unit], respectively. The NAV per Unit as of June 30, 2008 and June 30, 2007 were $816.87 and $860.77 respectively. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2007.

Discussion for Subscription and Redemption Purposes
The Fund's realized and unrealized trading gains (losses) before commissions were $337,704 [$96.07 per Unit] and $134,055 [$102.01 per Unit] for the six
months ended June 30, 2008 and June 30, 2007, respectively. The Fund's results after payment and accrual of expenses for the six months ended June 30, 2008 and June 30, 2007 were profits (losses) of $(91,472) [$(20.61) per
Unit] and $45,295 [$32.91 per Unit], respectively. The net asset value ("NAV") per Unit as of June 30, 2008, was $882.54, a decrease of 14.12% from the June 30, 2007 NAV per Unit of $1027.64. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2007.

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

Net additions (withdrawals) for the six months ended June 30, 2008 and June 30, 2007 were $(166,917) and $1,923,893, respectively. The substantial difference is primarily due to the commencement of business in March, 2007, whereupon all subscription proceeds held in the Fund's segregated subscription depository account were transferred to accounts in the name of the Fund to be used for trading.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the six months ended June 30, 2008 was $25,214, a 47.55% increase over the interest income for the six months ended June 30, 2007 of $17,089. The increase in interest income for the comparative six month periods was primarily due to the fact that the Fund was not operational during approximately two of the six months of the prior period and had significantly less net assets during the prior period.

Brokerage commissions are calculated on the Fund's equity allocated to trading as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical brokerage fee amounts. Commissions for the six months ended June 30, 2008 were $99,694 a 299.03% increase over the commissions for six months ended June 30, 2007 of $24,984. The increase in commissions for the comparative six month periods was primarily due to the fact that the Fund was not operational during approximately two of the six months of the prior period and had significantly less net assets during the prior period.

Continuing service fees are calculated on net asset value of the Units sold by the selling agents as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical continuing service fee amounts. Such fees for the six months ended June 30, 2008 were $48,751 a 238.81% increase over such fees for six months ended June 30, 2007 of $14,389. The increase in continuing service fees for the comparative six month periods was primarily due to the fact that the Fund was not operational during approximately two of the six months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to the prior trading advisor until it was removed in June 2008, which was calculated on the value of the Fund equity allocated to the advisor as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. No management fee is paid to the current trading advisor. See Note 5 to the financial statements herein for the current and historical management fee amounts. Management fees for the six months ended June 30, 2008 were $46,073 a 328.47% increase over the management fee for the six months ended June 30, 2007 of $10,753. The increase in management fee for the comparative six month periods was primarily due to the fact that the Fund was not operational during approximately two of the six months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor. It also paid the General Partner an incentive fee until the change in trading advisors. See Note 5 to the financial statements herein for the current and historical incentive fees. Incentive fees during the six months ended June 30, 2008 and June 30, 2007 were $158,087 and $26,851 respectively. The amounts are directly related to the trading performance of the trading advisor.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the six months ended June 30, 2008 and June 30, 2007 were $56,374 and $83,431 respectively. The decrease over the comparative six month periods was primarily due to changes in accountants that were in progress during the prior period and costs related to the commencement of business.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2008.

Subsequent Events

By its post effective amendment to its registration statement on Form S-1 filed June 13, 2008, the Fund updated its prospectus to include up-to-date performance and financials as well as to include the disclosures sent to partners via Notices since the last update of the prospectus, including the change in trading advisor and fee structure described above. Such amendment went effective July 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events. Neither the Fund nor the General Partner is a party to any of these events and they are included in reliance upon a report supplied by MFG without verification by the General Partner.
MFG has represented to the General Partner that that none of the events it has reported below will not now, or at any time in the future, interfere with its performance as the FCM for the Fund's account.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the General Partner, the Trading Advisor and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MF Global's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

In May 2007, MFG and two of its employees received what is commonly referred to as a "Wells notice" from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades MFG executed in 2004 for a customer and reported to NYMEX. The notice indicates that the Division of Enforcement is considering recommending to the CFTC that a civil proceeding be commenced against MFG and the two employees, in which the CFTC would assert that MFG and the two employees violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that MFG and the individuals presented or participated in the submission of information to NYMEX that falsely represented the dates on which the trades in question occurred. MFG and the individuals dispute these contentions. It is not yet certain what action the CFTC will take, but see the reference to a $10.0 million accrual above.

Additionally, MF Global is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorney's Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker is a target of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

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
Section 906 of the Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited
Partnership
				By White Oak Financial Services, Incorporated
				Its General Partner


				By:  /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner
Date:  August 14, 2008

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        SIX MONTHS ENDED JUNE 30, 2008

























                               GENERAL PARTNER:
                      White Oak Financial Services, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


  									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - June 30, 2008		F-4

  Schedule of Investments - Futures Contracts - June 30, 2008		F-5

  Schedule of Investments - Cash and Securities - December 31, 2007	F-6

  Schedule of Investments - Futures Contracts - December 31, 2007	F-7  F-8

  Statements of Operations						F-9

  Statements of Changes in Net Assets					F-10

  Statements of Cash Flows						F-11

  Notes to Financial Statements						F-12  F-19

  Affirmation of Commodity Pool Operator				F-20

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP, as of June 30, 2008, and the related statements of operations, changes in net assets and cash flows for the three months and six months ended June 30, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP as of December 31, 2007 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2008 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 15, 2008


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

  							(A Review)
  							June 30,	December 31,
 							2008		2007
Assets

  Investments

  Equity in broker trading accounts

    Cash and cash equivalents at broker			$883,607	$3,264,919
    Net unrealized gain on open futures contracts	59,274		48,797

      Total equity in broker trading accounts		942,881		3,313,716

  U.S. Treasury Bills (cost $1,994,641 and $0)		1,998,988	-

  Cash							22,237		37,476
  Interest receivable					734		7,209
  Money market fund					1,004		-
  Prepaid continuing service fee			8,350		45,650

    Total assets					2,974,194	3,404,051

Liabilities

  Accrued expenses					15,568		16,959
  Due to related parties				12,094		278,658
  Accounts payable					208		14,887
  Accrued management fees				18,429		18,685
  Accrued incentive fees				66,931		-
  Redemptions payable					13,358		14,278


    Total liabilities					126,588		343,467

Net assets						$2,847,606	$3,060,584


Analysis of net assets

  Limited partners					$2,815,168	$3,031,282
  General partners					32,438		29,302

    Net assets (equivalent to $816.87 and $828.67
     per unit)						$2,847,606	$3,060,584


Partnership units outstanding

  Limited partners units outstanding			3,446.29	3,658.03
  General partners units outstanding			39.71		35.36

    Total partnership units outstanding			3,486.00	3,693.39

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 June 30, 2008
                                  (A Review)

											  Fair Value		Percent
Description				Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

Cash equivalents denominated in U.S. Dollars:
  United States Treasury Bill		July 2008	1,994,641	2,000,000	1,998,988	1,998,988	70.20%

Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
  United States Markets									883,607		883,607		31.03%

    Total cash denominated in U.S. Dollars								883,607		31.03%

      Total cash and cash equivalents denominated in U.S. Dollars					$2,882,595	101.23%


Money market fund (1,004.25 shares at $1 per share)					1,004		$1,004		0.04%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                 June 30, 2008
                                  (A Review)

										  Fair Value		Percent
Description				Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    LME Aluminum US			July 2008	13		54,210		$54,210		1.90%
    LME Aluminum US			August 2008	2		8,465		8,465		0.30%
    IMM British Pounds			September 2008	24		6,300		6,300		0.22%

      Total United States Commodity Futures Positions					68,975		2.42%

        Total commodity futures positions held long					68,975		2.42%


  United States commodity futures positions held short:
    LME Aluminum US			July 2008	13		(5,786)		(5,786)		(0.20)%
    LME Aluminum US			August 2008	2		(3,915)		(3,915)		(0.14)%

      Total United States commodity futures positions held short			(9,701)		(0.34)%

        Total commodity futures positions held short					(9,701)		(0.34)%

          Net commodity futures positions						$59,274		2.08%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2007


 										 Fair Value		Percent
Description								Local Currency	U.S. Dollars	of Net Assets

Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
  United States Markets							3,184,450	$3,184,450	104.05%

    Total cash denominated in U.S. Dollars						3,184,450	104.05%


      Total cash and cash equivalents denominated in U.S. Dollars			3,184,450	97.54%

Cash denominated in foreign currency:
  Euro Markets - Euro							19,810		28,869		0.94%
  British Pound Markets - GBP						10,607		21,031		0.69%
  Australian Dollar Markets - AUD					31,619		27,709		0.91%
  Japanese Yen Markets - JPY						320,000		2,860		0.09%

    Total cash denominated in foreign currency						80,469		2.63%

      Total cash and cash equivalents in trading accounts				$3,264,919	106.68%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                              December 31, 2007


											  Fair Value		Percent
Description					Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
  LME Copper US					February 2008	1		(27,569)	$(27,569)	(0.90)%
  LME Aluminum US				January 2008	1		(1,459)		(1,459)		(0.05)%
  LME Aluminum US				February 2008	2		(5,170)		(5,170)		(0.17)%
  LME Copper US					February 2008	1		4,520		4,520		0.15 %
  CMX Gold					February 2008	2		7,000		7,000		0.23 %
  NY Heating Oil				February 2008	1		(214)		(214)		(0.01)%
  NYM RBOB Gas					February 2008	9		(4,347)		(4,347)		(0.14)%
  CBOT Corn					March 2008	3		250		250		0.01 %
  CBOT Soybeans					March 2008	2		3,625		3,625		0.12 %
  CBOT Wheat					March 2008	1		(2,013)		(2,013)		(0.07)%
  CBT T Note 10Y				March 2008	13		14,750		14,750		0.48 %
  CMX Silver					March 2008	3		6,575		6,575		0.21 %
  IMM Euro FX					March 2008	6		(9,406)		(9,406)		(0.31)%
  IMM Euro Dollar				September 2008	34		13,700		13,700		0.45 %

  Total United States Commodity Futures Positions						242		0.00 %

  Australian commodity futures positions held long:
  SFE 10Y T Bond				March 2008	1		(799)		(700)		(0.02)%

  Total Australian commodity futures positions held long					(700)		(0.02)%

  Euro commodity futures positions held long:
  MONEP CAC40					January 2008	8		5,560		8,103		0.26 %
  DTB DAX Index					March 2008	2		9,000		13,116		0.43 %
  EURX E-Bund					March 2008	12		(18,810)	(27,412)	(0.90)%
  LIF 3M Euribor				September 2008	22		4,100		5,975		0.20 %

  Total European commodity futures positions held long						(218)		(0.01)%

  British commodity futures positions held long:
  LIF Long Gilt					March 2008	6		9,170		18,181		0.59 %
  LIF 3M Sterling Interest Rate			September 2008	17		4,250		8,426		0.28 %

  Total British commodity futures positions held long						26,607		0.87 %

  Total commodity futures positions held long							25,931		0.85 %


  United States commodity futures positions held short:
  LME Aluminum US				February 2008	2		4,345		4,345		0.14 %
  LME Copper US					February 2008	1		7,424		7,424		0.24 %
  LME Aluminum US				January 2008	1		3,681		3,681		0.12 %
  LME Aluminum US				March 2008	3		2,829		2,829		0.09 %
  LME Aluminum US				March 2008	2		3,145		3,145		0.10 %
  LME Aluminum US				February 2008	1		12,087		12,087		0.39 %
  LME Aluminum US				February 2008	2		9,463		9,463		0.31 %
  LME Aluminum US				March 2008	1		536		536		0.02 %
  LME Copper US					February 2008	1		(589)		(589)		(0.02)%
  LME Copper US					March 2008	1		3,300		3,300		0.11 %
  CME Cattle					February 2008	9		7,380		7,380		0.24 %
  NY Lt Crude					February 2008	2		(11,350)	(11,350)	(0.37)%
  NY Natural Gas				February 2008	3		(7,130)		(7,130)		(0.23)%
  CSC Sugar					March 2008	5		(4,088)		(4,088)		(0.13)%
  EMINI S&P 500					March 2008	1		1,165		1,165		0.04 %
  IMM British Pounds				March 2008	4		150		150		0.00 %
  IMM Canadian Dollars				March 2008	2		(4,890)		(4,890)		(0.16)%
  IMM Japanese Yen				March 2008	3		(3,113)		(3,113)		(0.10)%

  Total United States commodity futures positions held short					24,345		0.80 %



    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

            Schedule of Investments - Futures Contracts, Continued
                               December 31, 2007



											  Fair Value		Percent
Description					Expiration Date	Contracts	Local Currency	USD		of Net Assets


Net unrealized gain (loss) on open futures contracts, con't.

  Australian commodity futures positions held short:
  SFE SPI 200					March 2008	2		(2,700)		(2,366)		(0.08)%

  Total Australian commodity futures positions held short					(2,366)		(0.08)%

  Japanese commodity futures positions held short:
  SMX NIKKEI					March 2008	2		407,500		3,643		0.12 %

  Total Japanese commodity futures positions held short						3,643		0.12 %

  British commodity futures positions held short:
  NEW FTSE 100					March 2008	1		(1,390)		(2,756)		(0.09)%

  Total British commodity futures positions held short						(2,756)		(0.09)%

  Total commodity futures positions held short							22,866		0.75 %

  Net commodity futures positions								$48,797		1.59 %


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership

                           Statements of Operations

                For the Six Months Ended June 30, 2008 and 2007
                                  (A Review)



								Three Months Ended June 30,	Six Months Ended June 30,
 								2008		2007		2008		2007

Investment income

  Interest income						$8,184		$13,674		$25,214		$17,089

    Total investment income					8,184		13,674		25,214		17,089

Expenses

  Commission expense						48,424		20,783		99,694		24,984
  Management fees						18,489		9,003		46,073		10,753
  Continuing service fee					24,063		11,764		48,751		14,389
  Incentive fees						50,186		20,229		158,087		26,851
  Professional accounting and legal fees			19,558		23,499		30,640		78,870
  Other operating and administrative expenses			1,546		3,323		25,734		4,561

    Total expenses						162,266		88,601		408,979		160,408

    Net investment (loss)					(154,082)	(74,927)	(383,765)	(143,319)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments							256,961		46,010		791,449		45,296
    Foreign currency transactions				(561,540)	38,899		(464,222)	56,624

      Net realized gain (loss) from investments and
       foreign currency transactions				(304,579)	84,909		327,227		101,920

  Net increase (decrease) in unrealized appreciation
   (depreciation) on:
    Investments							141,233		1,078	34,686		22,271
    Translation of assets and liabilities in foreign currencies	(55,632)	15,503		(24,209)	9,864

    Net increase in unrealized appreciation on investments and
    translation of assets and liabilities in foreign currencies	85,601		16,581		10,477		32,135

      Net realized and unrealized gain (loss) from investments
       and foreign currency					(218,978)	101,490		337,704		134,055

        Net increase (decrease) in net assets resulting from
         operations						$(373,060)	$26,563		$(46,061)	$(9,264)

Net income (loss) per unit (for a single unit outstanding
 during the entire period)
  Limited partnership unit					(98.99)		137.65		(11.80)		(89.62)
  General partnership unit					(98.99)		137.65		(11.80)		(89.62)


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										   Partners' Capital
									General		Limited		Total
Six Months Ended June 30, 2008

Net assets at December 31, 2007						$29,302		$3,031,282	$3,060,584

Increase (decrease) in net assets from operations:
  Net investment (loss)							(7,199)		(376,566)	(383,765)
  Net realized gain from investments and foreign currency transactions	6,138		321,089		327,227
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		197		10,280		10,477

Net (decrease) in net assets resulting from operations			(864)		(45,197)	(46,061)

Subscriptions								4,000		166,097		170,097
Redemptions								-		(337,014)	(337,014)
Transfers								-		-		-
Offering Costs								-		-		-

Net assets at June 30, 2008						$32,438		$2,815,168	$2,847,606


Six Months Ended June 30, 2007

Net assets at December 31, 2006						$(131,759)	$(131,759)	$(263,518)

Increase (decrease) in net assets from operations:
  Net investment (loss)							(34,422)	(108,897)	(143,319)
  Net realized gain from investments and foreign currency transactions	24,479		77,441		101,920
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		7,718		24,417		32,135

Net (decrease) in net assets resulting from operations			(2,225)		(7,039)		(9,264)

Subscriptions								25,050		1,898,843	1,923,893
Redemptions								-		-		-
Transfers								1,000		(1,000)		-
Offering Costs								131,216		(131,216)	-

Net assets at June 30, 2007						$23,282		$1,627,829	$1,651,111

									$-		$-		$-


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										   Six Months Ended
										      June 30,
  										2008		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations				$(46,061)	$(9,264)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized (depreciation) on investments					(10,477)	(32,135)
    (Increase) decrease in interest receivable					6,475		(5,500)
    (Increase) decrease in prepaid continuing service fee			37,300		(42,195)
    Increase in accrued commissions payable					-		15,818
    (Decrease) in accrued expenses						(1,391)		(1,405)
    (Decrease) in accounts payable						(14,679)	-
    Increase (decrease) in accrued management fees				(256)		9,003
    Increase in accrued incentive fees						66,931		20,228

      Net cash provided by (used in) operating activities			37,842		(45,450)


Cash Flows from Financing Activities

  Increase (decrease) in due to related parties					(266,564)	16,999
  Increase in advances from third parties					-		25,364
  Proceeds from sale of units, net of sales commissions				170,097		1,923,893
  Partner redemptions								(337,934)	-

  Net cash provided by (used in) financing activities				(434,401)	1,966,256

  Net increase (decrease) in cash and cash equivalents				(396,559)	1,920,806

  Cash and cash equivalents at the beginning of the period			3,302,395	304


  Cash and cash equivalents at the end of the period				$2,905,836	$1,921,110


  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker						$883,607	$1,864,143
  Treasury Bills								1,998,988	-
  Cash										22,237		56,967
  Money market fund								1,004		-

  Total cash and cash equivalents						$2,905,836	$1,921,110


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                    Six Months Ended June 30, 2008 and 2007

1.	Nature of the Business

  Providence Select Fund, Limited Partnership (the Fund) was formed on May 16, 2003 under the Delaware Uniform Limited Partnership Act. The Fund is engaged in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors (CTA's). On March 2, 2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. The maximum offering is $50,000,000. White Oak Financial Services, Inc. (White Oak) and Michael Pacult are the General Partners and commodity pool operators (CPO's) of the Fund. From inception through June 2, 2008, the Fund's CTA was NuWave Investment Corp. From June 2, 2008 forward, the Fund's CTA has been Clarke Capital Management, Inc. The CTA has the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent is Futures Investment Company (FIC), which is controlled by Michael Pacult and his wife.

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

  Offering Costs and Organizational Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, September 12, 2005, the Fund deducted from Limited Partners' capital the total initial offering costs of $79,876 as of that date and began expensing all subsequent offering costs. The commencement of business was contingent upon the sale of at least $1,030,000 of partnership interests. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund capitalized all offering and organizational costs until after the twelfth month following the commencement of business. The Fund has agreed to reimburse White Oak and other affiliated companies for all expenses incurred up to the commencement of business, which was March 2, 2007, until after the twelfth month following the commencement of business. On March 4, 2008. during the thirteenth month following the commencement of business, White Oak and its affiliates were reimbursed for all such expenses, which totaled $274,715 and which are being amortized by the Fund on a straight-line basis at $11,446 per month for twenty four months commencing March 4, 2008. Any partner in the Fund during this twenty four month period will be exposed to this per month charge on a pro rata basis. As of June 30, 2008 and December 31, 2007, these reimbursement amounts had accumulated to $0 and $273,745.

  Consequently, as of June 30, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

									Balance			  Per Unit Calculation
								June 30,	December 31,	June 30,	December 31,
								2008		2007		2008		2007

Net Asset Value for financial reporting purposes		$2,847,606	$3,060,584	$816.87		$828.67
Adjustment for initial offering costs				79,876		79,876		22.91		21.63
Adjustment for other offering costs and organizational expenses	149,054		194,464		42.76		52.65
Net Asset Value for all other purposes				$3,076,536	$3,334,924	$882.54		$902.94

Number of units											3,486.00	3,693.39

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

                    Six Months Ended June 30, 2008 and 2007


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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, U.S. Treasury Bills and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended June 30, 2008 and 2007.

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

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 did not have a material impact on the Fund's financial statements.

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                    Six Months Ended June 30, 2008 and 2007

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                    Six Months Ended June 30, 2008 and 2007


5.	Fees

s	Until September 1, 2007, a monthly management fee was paid to the CTA
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

  On June 2, 2008, the Fund changed trading advisors from NuWave to Clarke. The Fund also made the decision to change the fees as follows:

  A 25% quarterly incentive fee of new trading profits is paid to the CTA and no management fee is paid to it.

  Brokerage commissions of 7% annually on total Fund net assets are paid to the Corporate General Partner, and no incentive fee is paid to it.

  A 4% continuing service fee to the selling agents based on the initial investment the first year. Each year thereafter, for so long as the investment remains in the Fund, the Fund pays this fee at 1/3% monthly based on the net asset value of the investment.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                    Six Months Ended June 30, 2008 and 2007

6.	Related Party Transactions, Continued

  """Due to related parties"" at June 30, 2008 and December 31, 2007 were amounts payable to White Oak Financial Services, Inc., Ashley Capital Management, Inc., Futures Investment Company, and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The balances result from two types of transactions:

Due to related parties: Due to related parties consist of offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance.

Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at June 30, 2008 and December 31, 2007 were $12,094 and $4,914, respectively.
 "
  Incentive fees: Prior to June 2, 2008, White Oak Financial Services, Inc. received a quarterly incentive fee (see footnote 5) of new trading profits. As of June 30, 2008, $0 was payable to White Oak Financial Services, which is included in Incentive Fees Payable on the Statement of Assets and Liabilities. There were no incentive fees due at December 31, 2007.

  Continuing service fee: The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $8,350 and $45,650 at June 30, 2008 and December 31, 2007, respectively.

  The following amounts were due to related parties as of June 30, 2008 and December 31, 2007:

  						2008		2007

  Futures Investment Company			$-		$86,017
  Ashley Capital Management, Inc.		-		62,355
  Michael Pacult				-		46,650
  White Oak Financial Services, Inc.            12,094		83,636

  Due to related parties			$12,094		$278,658

  The following commissions expense and fees were included in Statement of
Operations:

  							Six Months Ended June 30,
  							2008		2007

  White Oak Financial Services, Inc. - commissions	$92,587		$20,783

  White Oak Financial Services, Inc. - incentive fee	$2,677		$1,907

  Futures Investment Company - continuing service fee	$5,082		$2,090


7.	Partnership Unit Transactions

  As of June 30, 2008 and 2007, partnership units were $816.87 and $860.77 per unit respectively for financial reporting purposes.

  Transactions in partnership units were as follows:

 							Units				Amount
  						2008		2007		2008		2007

  Limited Partner Units
  Subscriptions					182.31		1,891.12	$166,097	$1,898,843
  Redemptions					(394.05)	-		(337,014)	-
  Net income for the period ended 6/30		-		-		(45,197)	(7,039)
  Transfers					-		(1.00)		-		(1,000)
  Offering costs				-		-		-		(131,216)
  Total						(211.74)	1,890.12	(216,114)	1,759,588

  General Partner Units
  Subscriptions					4.35		25.05		4,000		25,050
  Redemptions					-		-		-		-
  Net income for the period ended 6/30		-		-		(864)		(2,225)
  Transfers					-		1.00		-		1,000
  Offering costs				-		-		-		131,216
  Total						4.35		26.05		3,136		155,041

  Total Units
  Subscriptions					186.66		1,916.17	170,097		1,923,893
  Redemptions					(394.05)	-		(337,014)	-
  Net income for the period ended 6/30		-		-		(46,061)	(9,264)
  Offering costs				-		-		-		-
  Total						(207.39)	1,916.17	$(212,978)	$1,914,629

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                    Six Months Ended June 30, 2008 and 2007


8.  Trading Activities and Related Risks

  The Fund is engaged in speculative trading of U.S. and foreign futures contracts in commodities. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.
  A certain portion of cash in trading accounts are pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.
  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2008 and December 31, 2007 was $883,607 and $3,264,919, respectively, which equals approximately 31.0% and 106.7% of Net Asset Value, respectively.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $4,126,581 on long positions at June 30, 2008 and $29,248,921 on long positions at December 31, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains (losses) on open commodity futures contracts at June 30, 2008 and December 31, 2007 were $59,274 and $48,797 respectively.

  Open contracts generally mature within three months of June 30, 2008. The latest maturity for open futures contracts is in September 2008. However, the Fund intends to close all contracts prior to maturity.

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

                    Six Months Ended June 30, 2008 and 2007


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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                    Six Months Ended June 30, 2008 and 2007


12.	Financial Highlights

								  Three Months Ended		  Six Months Ended
									June 30,			June 30,
  								2008		2007		2008		2007
  Performance per Unit (3)

  Net unit value, beginning of period				$915.86		$723.12		$828.67		$(131,759.00)

  Net realized and unrealized gains/
  (losses) on commodity transactions				(52.50)		72.09		96.07		102.01
  Investment and other income					2.24		10.22		6.80		13.35
  Expenses							(48.73)		(57.45)		(114.67)	(81.87)
  Offering costs and organizational expenses			-		112.79		-		(123.11)

  Net increase (decrease) related to operations			(98.99)		137.65		(11.80)		(89.62)

  Reallocation of initial offering costs			-		-		-		132,709.39

  Net increase (decrease) for the period			(98.99)		137.65		(11.80)		132,619.77

  Net unit value, end of period					$816.87		$860.77		$816.87		$860.77

  Net assets, end of period (000)				2,848		1,651		2,848		1,651

  Total return (1)						(10.81)%	19.04 %		(1.42)%		(9.43)%

  Number of  units outstanding at the end of the period		3,486.00	1,918.17	3,486.00	1,918.17

  Ratio to average net assets (2)
  Investment and other income					1.04 %		18.52 %		1.62 %		11.04 %
  Expenses							(20.68)%	(22.97)%	(26.30)%	(22.00)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

(1)	Not annualized
(2)	Annualized
(3)	Investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period. Reallocation of initial offering costs is a balancing amount necessary to reconcile the change in net unit value.

                  Providence Select Fund, Limited Partnership
                    Affirmation of Commodity Pool Operator
                    Six Months Ended June 30, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				August 14, 2008
  Michael Pacult	          		 Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership