Form 10-Q
period 2008-09-30
PROVIDENCE SELECT FUND LP
filed 2008-11-19
CIK 1262876

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2008 are attached hereto and made a part hereof.

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

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the nine months ended September 30, 2008, until the removal of NuWave on June 2, 2008, the fixed costs of operation included a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3.25% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 0.5% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting, legal and other operating expenses that must be paid before the limited partners may earn a profit on their investment. With the removal of NuWave, all fees to NuWave were eliminated, and the decision was made to change the Fund's fee structure such that the General Partner's incentive fee would be eliminated, Clarke would be paid a quarterly incentive fee of 25%, the annual brokerage commission to the General Partner would be increased to 7%, and the annual continuing service fee to the selling agents would be increased to 4%.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. By its post effective amendment to its registration statement on Form S-1 filed June 13, 2008, the Fund updated its prospectus to include up-to-date performance and financials as well as to include the disclosures sent to partners via Notices since the last update of the prospectus, including the change in trading advisor and fee structure described above. Such amendment went effective July 31, 2008, pursuant to which, the Registrant will, in the future, offer Units for sale to the public until the balance, as of September 30, 2008 of $46,206,531 in face amount of registered Units are sold. As of September 30, 2008, of the $50,000,000 in Units registered, $3,793,469 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The following comparison between the nine month periods ended September 30, 2008 and September 30, 2007 should be read taking into consideration that (i) the Fund did not commence business until March 2, 2007 and, therefore, had no expectation of profit generation prior to that; and, (ii) calculations of profits and losses, including calculation of the net asset value (NAV) and NAV per Unit, are calculated both for financial reporting purposes, in which the offering expenses were expensed as incurred during the two periods, and for subscription and redemption purposes, in which the offering expenses incurred prior to the commencement of business were deferred until after the twelfth month following the commencement of business. As of March 4, 2008, these expenses were amortized on a straight-line basis over the subsequent twenty four months. See Note 1 to the financial statements herein.

Discussion for Financial Reporting Purposes

The Fund's realized and unrealized trading gains (losses) before commissions were $120.222 [$33.72 per Unit] and $[226,299] [$[58.89] per Unit] for the
nine months ended September 30, 2008 and September 30, 2007, respectively. The Fund's results after payment and accrual of expenses for the nine months ended September 30, 2008 and September 30, 2007 were profits (losses) of $(357,208) [$(114.63) per Unit] and ($436,643) [$(179.84) per Unit],
respectively. The NAV per Unit as of September 30, 2008 and September 30, 2007 were $714.04 and $753.67 respectively. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2007.

Discussion for Subscription and Redemption Purposes

The Fund's realized and unrealized trading gains (losses) before commissions were $120,222 [$33.72 per Unit] and [$226,299] [$58.89 per Unit] for the nine months ended September 30, 2008 and September 30, 2007, respectively. The Fund's results after payment and accrual of expenses for the nine months ended September 30, 2008 and September 30, 2007 were profits (losses) of $[436,959.] [$[119.20] per Unit] and [$426,970] [$[153.53] per Unit], respectively. The net asset value ("NAV") per Unit as of September 30, 2008, was $783.74, a decrease of 7.41% from the September 30, 2007 NAV per Unit of $846.47. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2007.

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

Net additions (withdrawals) for the nine months ended September 30, 2008 and September 30, 2007 were $(709,981) and $2,935,004, respectively. The substantial difference is primarily due to the commencement of business in March, 2007, whereupon all subscription proceeds held in the Fund's segregated subscription depository account were transferred to accounts in the name of the Fund to be used for trading.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the nine months ended September 30, 2008 was $34,901, a 21.05% decrease over the interest income for the nine months ended September 30, 2007 of $44,209. The increase in interest income for the comparative nine month periods was primarily due to the fact that the Fund was not operational during approximately two of the nine months of the prior period and had significantly less net assets during the prior period.

Brokerage commissions are calculated on the Fund's equity allocated to trading as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical brokerage fee amounts. Commissions for the nine months ended September 30, 2008 were $147,170 a 139.30% increase over the commissions for nine months ended September 30, 2007 of $61,499. The increase in commissions for the comparative nine month periods was primarily due to the fact that the Fund was not operational during approximately two of the nine months of the prior period and had significantly less net assets during the prior period.

Continuing service fees are calculated on net asset value of the Units sold by the selling agents as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical continuing service fee amounts. Such fees for the nine months ended September 30, 2008 were $74,156 a 116.32% increase over such fees for nine months ended September 30, 2007 of $34,280. The increase in continuing service fees for the comparative nine month periods was primarily due to the fact that the Fund was not operational during approximately two of the nine months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to the prior trading advisor until it was removed in September 2008, which was calculated on the value of the Fund equity allocated to the advisor as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. No management fee is paid to the current trading advisor. See Note 5 to the financial statements herein for the current and historical management fee amounts. Management fees for the nine months ended September 30, 2008 were $46,073 a 78.03% increase over the management fee for the nine months ended September 30, 2007 of $25,878. The increase in management fee for the comparative nine month periods was primarily due to the fact that the Fund was not operational during approximately two of the nine months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor. It also paid the General Partner an incentive fee until the change in trading advisors. See Note 5 to the financial statements herein for the current and historical incentive fees. Incentive fees during the nine months ended September 30, 2008 and September 30, 2007 were $158,087 and $26,851 respectively. The amounts are directly related to the trading performance of the trading advisor.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the nine months ended September 30, 2008 and September 30, 2007 were $86,845 and $106,045 respectively. The decrease over the comparative nine month periods was primarily due to changes in accountants that were in progress during the prior period and costs related to the commencement of business.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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
Section 906 of the Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
 				President, and Treasurer of the General Partner

Date:  November 19, 2008

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                     NINE MONTHS ENDED SEPTEMBER 30, 2008

























                               GENERAL PARTNER:
                      White Oak Financial Services, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Index to the Financial Statements


  									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - September 30, 2008	F-4

  Schedule of Investments - Futures Contracts - September 30, 2008	F-5

  Schedule of Investments - Cash and Securities - December 31, 2007	F-6

  Schedule of Investments - Futures Contracts - December 31, 2007	F-7  F-8

  Statements of Operations						F-9

  Statements of Changes in Net Assets					F-10

  Statements of Cash Flows						F-11

  Notes to Financial Statements						F-12  F-19

  Affirmation of the Commodity Pool Operator				F-20

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities, including the schedule of investments, of Providence Select Fund, Limited Partnership as of September 30, 2008, and the related statements of operations for the three and nine months ended September 30, 2008 and 2007, and changes in net assets and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
November 18, 2008


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

  							(A Review)
  							September 30,	December 31,
							2008		2007
Assets

  Investments

  Equity in broker trading accounts

    Cash and cash equivalents at broker			$537,687	$3,264,919
    Net unrealized gain on open futures contracts	937		48,797

      Total equity in broker trading accounts		538,624		3,313,716

  U.S. Treasury Bills (cost $1,991,860 and $0)		1,998,553	-

  Cash							4,538		37,476
  Interest receivable					493		7,209
  Money market fund					1,008		-
  Prepaid continuing service fee			871		45,650

    Total assets					2,544,087	3,404,051

Liabilities

  Accrued expenses					15,798		16,959
  Due to related parties				27,235		278,658
  Accounts payable					313		14,887
  Accrued management fees				-		18,685
  Redemptions payable					507,346		14,278


  Total liabilities					550,692		343,467

Net assets						$1,993,395	$3,060,584


Analysis of net assets

  Limited partners					$1,965,040	$3,031,282
  General partners					28,355		29,302

  Net assets (equivalent to $714.04
   and $828.67 per unit)				$1,993,395	$3,060,584


Partnership units outstanding

  Limited partners units outstanding			2,752.02	3,658.03
  General partners units outstanding			39.71		35.36

  Total partnership units outstanding			2,791.73	3,693.39

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                              September 30, 2008
                                  (A Review)

												Fair Value		Percent
Description				Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bill
  Total United States Treasury Bills	October 2008	1,991,860	2,000,000	1,998,553	$1,998,553	100.26%


Cash and cash equivalents in trading accounts:
  United States Markets									547,776		547,776		27.48%

    Total cash denominated in U.S. Dollars								$547,776	27.48%


Cash denominated in foreign currency:
  Euro Markets - Euro									(7,159)		(10,089)	-0.51%

    Total cash denominated in foreign currency								(10,089)	-0.51%

      Total cash and cash equivalents in trading accounts						$537,687	26.97%

Money market fund (1,007.71 shares at $1 per share)					1,008		$1,008		0.05%

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                              September 30, 2008
                                  (A Review)

										  Fair Value		Percent
Description				Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts

  Euro commodity futures positions held long:
    EURX EUROBOBL			December 2008	11		(1,870)		$(2,635)	-0.13%
    EURX EUROBOBL			December 2008	11		(2,695)		(3,798)		-0.19%


      Total United States Commodity Futures Positions					(6,433)		-0.32%

        Total commodity futures positions held long					(6,433)		-0.32%


  United States commodity futures positions held short:
    Imm Canadian  Dollar		December 2008	11		7,370		7,370		0.37%


      Total United States commodity futures positions held short			7,370		0.37%

        Total commodity futures positions held short					7,370		0.37%

          Net commodity futures positions						$937		0.05%

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

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                               December 31, 2007

									Fair Value		Percent
Description			Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
  LME Copper US			February 2008	1		(27,569)	$(27,569)	-0.90%
  LME Aluminum US		January 2008	1		(1,459)		(1,459)		-0.05%
  LME Aluminum US		February 2008	2		(5,170)		(5,170)		-0.17%
  LME Copper US			February 2008	1		4,520		4,520		0.15%
  CMX Gold			February 2008	2		7,000		7,000		0.23%
  NY Heating Oil		February 2008	1		(214)		(214)		-0.01%
  NYM RBOB Gas			February 2008	9		(4,347)		(4,347)		-0.14%
  CBOT Corn			March 2008	3		250		250		0.01%
  CBOT Soybeans			March 2008	2		3,625		3,625		0.12%
  CBOT Wheat			March 2008	1		(2,013)		(2,013)		-0.07%
  CBT T Note 10Y		March 2008	13		14,750		14,750		0.48%
  CMX Silver			March 2008	3		6,575		6,575		0.21%
  IMM Euro FX			March 2008	6		(9,406)		(9,406)		-0.31%
  IMM Euro Dollar		September 2008	34		13,700		13,700		0.45%

  Total United States Commodity Futures Positions				242		0.01%

  Australian commodity futures positions held long:
  SFE 10Y T Bond		March 2008	1		(799)		(700)		-0.02%

  Total Australian commodity futures positions held long	(700)		-0.02%

  Euro commodity futures positions held long:
  MONEP CAC40			January 2008	8		5,560		8,103		0.26%
  DTB DAX Index			March 2008	2		9,000		13,116		0.43%
  EURX E-Bund			March 2008	12		(18,810)	(27,412)	-0.90%
  LIF 3M Euribor		September 2008	22		4,100		5,975		0.20%

  Total European commodity futures positions held long				(218)		-0.01%

  British commodity futures positions held long:
  LIF Long Gilt			March 2008	6		9,170		18,181		0.59%
  LIF 3M Sterling Interest Rate	September 2008	17		4,250		8,426		0.28%

  Total British commodity futures positions held long				26,607		0.87%

  Total commodity futures positions held long					25,931		0.85%


  United States commodity futures positions held short:
  LME Aluminum US		February 2008	2		4,345		4,345		0.14%
  LME Copper US			February 2008	1		7,424		7,424		0.24%
  LME Aluminum US		January 2008	1		3,681		3,681		0.12%
  LME Aluminum US		March 2008	3		2,829		2,829		0.09%
  LME Aluminum US		March 2008	2		3,145		3,145		0.10%
  LME Aluminum US		February 2008	1		12,087		12,087		0.39%
  LME Aluminum US		February 2008	2		9,463		9,463		0.31%
  LME Aluminum US		March 2008	1		536		536		0.02%
  LME Copper US			February 2008	1		(589)		(589)		-0.02%
  LME Copper US			March 2008	1		3,300		3,300		0.11%
  CME Cattle			February 2008	9		7,380		7,380		0.24%
  NY Lt Crude			February 2008	2		(11,350)	(11,350)	-0.37%
  NY Natural Gas		February 2008	3		(7,130)		(7,130)		-0.23%
  CSC Sugar			March 2008	5		(4,088)		(4,088)		-0.13%
  EMINI S&P 500			March 2008	1		1,165		1,165		0.04%
  IMM British Pounds		March 2008	4		150		150		0.00%
  IMM Canadian Dollars		March 2008	2		(4,890)		(4,890)		-0.16%
  IMM Japanese Yen		March 2008	3		(3,113)		(3,113)		-0.10%

  Total United States commodity futures positions held short			24,345		0.80%


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

            Schedule of Investments - Futures Contracts, Continued
                               December 31, 2007

									Fair Value		Percent
Description			Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts, con't.

  Australian commodity futures positions held short:
  SFE SPI 200			March 2008	2		(2,700)		(2,366)		-0.08%

  Total Australian commodity futures positions held short	(2,366)		-		0.08%

  Japanese commodity futures positions held short:
  SMX NIKKEI			March 2008	2		407,500		3,643		0.12%

  Total Japanese commodity futures positions held short				3,643		0.12%

  British commodity futures positions held short:
  NEW FTSE 100			March 2008	1		(1,390)		(2,756)		-0.09%

  Total British commodity futures positions held short				(2,756)		-0.09%

  Total commodity futures positions held short					22,866		0.75%

  Net commodity futures positions						$48,797		1.59%


    The accompanying notes are an integral part of the financial statements

                   Providence Select Fund, Limited Partnership

                           Statements of Operations

             For the Nine Months Ended September 30, 2008 and 2007
                                  (A Review)


										Three Months Ended September 30,  Nine Months Ended September 30,
  										2008		2007		2008		2007

Investment income

  Interest income								$9,687		$27,120		$34,901		$44,209

    Total investment income							9,687		27,120		34,901		44,209

Expenses

  Commission expense								47,476		36,515		147,170		61,499
  Management fees								-		15,125		46,073		25,878
  Continuing service fee							25,405		19,891		74,156		34,280
  Incentive fees								-		-		158,087		26,851
  Professional accounting and legal fees					21,509		22,199		52,149		101,069
  Other operating and administrative expenses					8,962		415		34,696		4,976
  										103,352		94,145		512,331		254,553

    Net investment (loss)							(93,665)	(67,025)	(477,430)	(210,344)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									(108,682)	(125,191)	682,767		(79,895)
    Foreign currency transactions						(50,463)	(263,490)	(514,685)	(206,866)

      Net realized gain (loss) from investments and foreign currency
       transactions								(159,145)	(388,681)	168,082		(286,761)

  Net increase (decrease) in unrealized appreciation (depreciation) from:
    Investments									(51,903)	107,756		(17,218)	130,027
    Translation of assets and liabilities in foreign currencies			(6,433)		(79,429)	(30,642)	(69,565)

    Net increase (decrease) in unrealized appreciation (depreciation) from
     investments and translation of assets and liabilities in foreign currencies (58,336)	28,327		(47,860)	60,462

      Net gain (loss) on investments and foreign currency			(217,481)	(360,354)	120,222		(226,299)

        Net (decrease) in net assets resulting from operations			$(311,146)	$(427,379)	$(357,208)	$(436,643)

Net (loss) per unit (for a single unit outstanding during the entire period)
  Limited partnership unit							(102.83)	(107.10)	(114.63)	(313.53)
  General partnership unit							(102.83)	(107.10)	(114.63)	(313.53)


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										   Partners' Capital
  									General		Limited		Total
Nine Months Ended September 30, 2008

Net assets at December 31, 2007						$29,302		$3,031,282	$3,060,584

Increase (decrease) in net assets from operations:
  Net investment (loss)							(6,612)		(470,818)	(477,430)
  Net realized gain from investments and foreign currency transactions	2,328		165,754		168,082
  Net (decrease) in unrealized depreciation from investments and
   translation of assets and liabilities in foreign currencies		(663)		(47,197)	(47,860)

Net decrease in net assets resulting from operations			(4,947)		(352,261)	(357,208)

Subscriptions								4,000		191,109		195,109
Redemptions										(905,090)	(905,090)
Transfers								-		-		-
Offering Costs								-		-		-

Net assets at September 30, 2008					$28,355		$1,965,040	$1,993,395


Nine Months Ended September 30, 2007

Net assets at December 31, 2006						$(131,759)	$(131,759)	$(263,518)

Increase (decrease) in net assets from operations:
  Net investment (loss)							(2,557)		(207,787)	(210,344)
  Net realized (loss) from investments and foreign currency transactions (3,485)	(283,276)	(286,761)
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		735		59,727		60,462

Net (decrease) in net assets resulting from operations			(5,307)		(431,336)	(436,643)

Subscriptions								27,050		2,935,243	2,962,293
Redemptions								-		(27,289)	(27,289)
Transfers								1,000		(1,000)		-
Offering Costs								131,216		(131,216)	-

Net assets at September 30, 2007					$22,200		$2,212,643	$2,234,843

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										Nine Months Ended
										September 30,
  										2008		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations				$(357,208)	$(436,643)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments			47,860		(60,461)
    (Increase) decrease in interest receivable					6,716		(7,145)
    (Increase) decrease in prepaid continuing service fee			44,779		(52,759)
    Increase (decrease) in accrued management and incentive fees		(18,685)	15,125
    Increase (decrease) in accounts payable					(14,574)	12,237
    (Decrease) in accrued expenses						(1,160)		(2,419)

      Net cash (used in) operating activities					(292,272)	(532,065)


Cash Flows from Financing Activities

  Increase (decrease) in due to related parties					(251,423)	18,920
  Increase in prepaid subscriptions						-		5,000
  Proceeds from sale of units, net of sales commissions	195,109	2,962,293
  Partner redemptions								(412,023)	(14,627)

    Net cash provided by (used in) financing activities				(468,337)	2,971,586

      Net increase (decrease) in cash and cash equivalents			(760,609)	2,439,521

      Cash and cash equivalents at the beginning of the period			3,302,395	304


      Cash and cash equivalents at the end of the period			$2,541,786	$2,439,825


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$537,687	$2,420,423
    Treasury Bills								1,998,553	-
    Cash									4,538		19,402
    Money market fund								1,008		-

      Total cash and cash equivalents						$2,541,786	$2,439,825


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Nine Months Ended September 30, 2008 and 2007
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

  Offering Costs and Organizational Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, September 12, 2005, the Fund deducted from Limited Partners' capital the total initial offering costs of $79,876 as of that date and began expensing all subsequent offering costs.
The commencement of business was contingent upon the sale of at least $1,030,000 of partnership interests. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund capitalized all offering and organizational costs until after the twelfth month following the commencement of business. The Fund has agreed to reimburse White Oak and other affiliated companies for all expenses incurred up to the commencement of business, which was March 2, 2007, until after the twelfth month following the commencement of business. On March 4, 2008, during the thirteenth month following the commencement of business, White Oak and its affiliates were reimbursed for all such expenses, which totaled $274,715, and which are being amortized by the Fund on a straight-line basis at $11,446 per month for twenty four months commencing March 4, 2008. Any partner in the Fund during this twenty four month period will be exposed to this per month charge on a pro rata basis. As of September 30, 2008 and December 31, 2007, these reimbursement amounts had accumulated to $0 and $273,745.

  Consequently, as of September 30, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

									  	Balance	Per 			Unit Calculation
									September 30,	December 31,	September 30,	December 31,
									2008		2007		2008		2007

  Net Asset Value for financial reporting purposes			$1,993,395	$3,060,584	$714.04		$828.67
  Adjustment for initial offering costs					79,876		79,876		28.61		21.63
  Adjustment for other offering costs and organizational expenses	114,713		194,464		41.09		52.65
  Net Asset Value for all other purposes				$2,187,984	$3,334,924	$783.74		$902.94

  Number of units											2,791.73	3,693.39

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, U.S. Treasury Bills and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended September 30, 2008 and 2007.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Nine Months Ended September 30, 2008 and 2007
                                  ( A Review)

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

  Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the general partner no less than ten days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. For partners admitted after July 31, 2008, there will be a redemption fee commencing from the date of purchase of units of 4% during the first three months, 3% during the second three months, 2% during the third three months, 1% during the fourth three months and no redemption fees for redemption requests received in the thirteenth month or later. For partners admitted prior, there will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fees for redemption requests received in the thirteenth month or later.

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

5.	Fees


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

                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

6.	Related Party Transactions, Continued

  "Due to related parties" at September 30, 2008 and December 31, 2007 were amounts payable to White Oak Financial Services, Inc., Ashley Capital Management, Inc., Futures Investment Company, and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The balances result from two types of transactions:

Due to related parties: Due to related parties consist of offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance.

Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at September 30, 2008 and December 31, 2007 were $27,236 and $4,914, respectively.

  Incentive fees: Prior to June 2, 2008, White Oak Financial Services, Inc. received a quarterly incentive fee (see footnote 5) of new trading profits. As of September 30, 2008, $0 was payable to White Oak Financial Services, which is included in Incentive Fees Payable on the Statement of Assets and Liabilities. There were no incentive fees due at December 31, 2007.

  Continuing service fee: The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $9,573 and $45,650 at September 30, 2008 and December 31, 2007, respectively.


  The following amounts were due to related parties as of September 30, 2008 and December 31, 2007:

  							2008		2007

  Futures Investment Company				$-		$86,017
  Ashley Capital Management, Inc.			-		62,355
  Michael Pacult					-		46,650
  White Oak Financial Services, Inc.			27,235		83,636

  Due to related parties				$27,235		$278,658

  The following commissions expense and fees were included in Statement of
Operations:

  							Nine Months Ended
  							2008		2007

  White Oak Financial Services, Inc. - commissions	$136,203	$57,595

  White Oak Financial Services, Inc. - incentive fee	$2,677		$2,509

  Futures Investment Company - continuing service fee	$9,573		$34,280


7.	Partnership Unit Transactions

  As of September 30, 2008 and 2007, partnership units were $714.04 and $753.67 per unit respectively for financial reporting purposes.

  Transactions in partnership units were as follows:

  						Units				Amount
  					2008		2007		2008		2007

  Limited Partner Units
  Subscriptions				210.67		2,967.04	$191,109	$2,935,243
  Redemptions				(1116.66)	(31.20)		(905,090)	(27,289)
  Net income for the period ended 9/30	-		-		(352,261)	(431,336)
  Transfers				-		(1.00)		-		(1,000)
  Offering costs			-		-		-		(131,216)
    Total				(905.99)	2,934.84	(1,066,242)	2,344,402

  General Partner Units
  Subscriptions				4.35		27.46		4,000		27,050
  Redemptions				-		-		-		-
  Net income for the period ended 9/30	-		-		(4,947)		(5,307)
  Transfers				-		1.00		-		1,000
  Offering costs			-		-		-	131,216
    Total				4.35		28.46		(947)		153,959

  Total Units
  Subscriptions				215.02		2,994.50	195,109		2,962,293
  Redemptions				(1116.66)	(31.20)		(905,090)	(27,289)
  Net income for the period ended 9/30	-		-		(357,208)	(436,643)
  Offering costs			-		-		-		-
    Total				(901.64)	2,963.30	$(1,067,189)	$2,498,361

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2008 and December 31, 2007 was $537,687 and $3,264,919, respectively, which equals approximately 27.0% and 106.7% of Net Asset Value, respectively.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $4,438,520 on long positions at September 30, 2008 and $29,248,921 on long positions at December 31, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains (losses) on open commodity futures contracts at September 30, 2008 were $937.

  Open contracts generally mature within three months of September 30, 2008. The latest maturity for open futures contracts is in December 2008. However, the Fund intends to close all contracts prior to maturity.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)




12.	Financial Highlights

  								Three Months Ended		Nine Months Ended
  								September 30,			September 30,

  								2008		2007		2008		2007
  Performance per Unit (4)

  Net unit value, beginning of period				$816.87		$860.77		$828.67		$(131,759.00)

  Net realized and unrealized gains/
  (losses) on commodity transactions				(62.35)		(160.90)	33.72		(58.89)
  Investment and other income					2.81		12.15		9.60		25.50
  Expenses (1)							(43.29)		(64.57)		(157.95)	(146.45)

  Net increase (decrease) related to operations			(102.83)	(213.32)	(114.63)	(179.84)

  Reconciling  amount due to dual NAV						106.22				(16.88)

  Reallocation of initial offering costs			-		-		-		132,709.39

  Net increase (decrease) for the period			(102.83)	(107.10)	(114.63)	132,512.67

  Net unit value, end of period					$714.04		$753.67		$714.04		$753.67

  Net assets, end of period (000)				1,993		2,235		1,993		2,235

  Total return (2)						-12.59%		-24.78%		-13.83%		-18.92%

  Number of  units outstanding at the end of the period		2,791.73	2,965.30	2,791.73	2,965.30

  Ratio to average net assets (3)
  Investment and other income					1.32%		5.56%		1.47%		5.87%
  Expenses (1)							-14.28%		18.64%		-21.47%		33.24%

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

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                 Nine Months Ended September 30, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					November 19, 2008
  Michael Pacult					Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership