Form 10-K
period 2008-12-31
PROVIDENCE SELECT FUND LP
filed 2009-03-31
CIK 1262876

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  	 to

Commission file number  333-119635

                 PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

Delaware					20-0069251
State or other jurisdiction of			(I.R.S. Employer
incorporation or organization			Identification No.)

505 Brookfield Drive, Dover, DE			19901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None				None

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

                                    PART I

Item 1.  Business

On September 12, 2005, the registration statement filed by Providence Select Fund, Limited Partnership, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC"), was declared effective. The Fund initially sold the Units of partnership interests at the initial price of $1,000 per Unit. On March 2, 2007, the Fund commenced business after admission of 46 limited partners, with total subscriptions of $1,088,370. Subsequently, Units are sold at the net asset value per Unit as of the then current month end. The Fund maintains separate Unit values for subscription and redemption purposes, and for financial reporting purposes. The Fund will continue to offer the unsold balance of its Units which, as of December 31, 2008, was $46,136,631 for sale to the public via its fully amended and restated prospectus dated July 31, 2008 (the "Prospectus"), as it may be amended in the future, until it has sold the total of $50,000,000 in registered securities or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement. Pursuant to the terms of the Limited Partnership Agreement, the Fund is engaged in the business of speculative and high risk trade of commodity futures and options selected by of one or more commodity trading advisors ("CTA") as that term is defined in the Commodity Exchange Act. From inception to June 2, 2008, NuWave Investment Corp. was the sole commodity trading advisor of the Fund, after which time a power of attorney was granted to Clarke Capital Management, Inc. to serve as sole trading advisor. The General Partner, in its sole discretion it selects the CTA and the amount of equity assigned to the CTAs, from time to time.

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by the currently selected sole commodity trading advisor, Clarke. The books and records of the trades placed by the CTA in the Fund's trading account are kept and available for inspection by the Limited Partners at the office of the corporate General Partner, 5914 N. 300 West, Fremont, IN 46737. During the twelve months ended December 31, 2008, until the removal of NuWave on June 2, 2008, the fixed costs of operation included a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3.25% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 0.5% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting, legal and other operating expenses that must be paid before the limited partners may earn a profit on their investment. With the removal of NuWave, all fees to NuWave were eliminated, and the decision was made to change the Fund's fee structure such that the General Partner's incentive fee would be eliminated, Clarke would be paid a quarterly incentive fee of 25%, the annual brokerage commission to the General Partner would be increased to 7%, and the annual continuing service fee to the selling agents would be increased to 4%. The Fund Limited Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement.
The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The general partner has sole authority to determine the percentage of Fund assets that will be held on deposit with the futures commission merchant
(FCM), used for other investments, and held in bank accounts to pay current obligations. The Fund maintains approximately 64% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury and cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 33% of our net assets with the futures commission merchant for margin for trading by the trading advisor. Approximately 3% of the previous month's net assets are retained in the Fund's bank accounts to pay expenses and redemptions. MF Global Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the Fund, the General Partner, the Trading Advisor and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

Following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2008.

									Years Ended December 31,
						2008		2007		2006		2005		2004
Performance per Unit (2)

Net unit value, beginning of year		$828.67		$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)

Net realized and unrealized gain (loss) on
 commodity transactions				120.48		34.80		-				-
Investment and other income			10.77		32.89		-				-
Expenses (1)					(217.61)	(189.41)	(69,764.00)	(15,603.00)	(6,030.00)

Net (decrease) related to operations		(86.36)		(121.72)	(69,764.00)	(15,603.00)	(6,030.00)

Syndication costs transferred to capital	-		-		-		(39,938.00)	-
Reallocation of initial offering costs		-		132,709.39	-		-		-

Net increase (decrease) for the year		(86.36)		132,587.67	(69,764.00)	(55,541.00)	(6,030.00)

Net unit value at the end of the year		$742.31		$828.67		$(131,759.00)	$(61,995.00)	$(6,454.00)

Net assets, end of the year ($000)		$1,629		$3,061		$(264)		$(124)	$(13)
Total return (1)				(10.42)%	(12.81)%	(78.79)%	(57.08)%	(175.34)%

Number of units outstanding at the end
 of the year					2,194.92	3,693.39	2.00		2.00		2.00

Ratio to average net assets
  Investment and other income (2)		1.00 %		4.76 %		0.00 %		0.00 %		0.00 %
  Expenses					(16.27)%	(22.66)%	(78.79)%	(57.08)%	(175.34)%

Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions

(2)	For the year ended December 31, 2006 and prior years, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended
December 31, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2008 and 2007.

							 	2008								2007
					1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain	   		556,681		(218,978)	(217,481)	252,948	        32,565 	 	101,490		(360,354)	311,899
Net Income (Loss)	   		326,998	    	(373,060)	(311,146)	148,946	 	(35,827)	26,563 		(427,379)	204,095
Net Income (Loss) per
 limited partnership unit	      	87.19	     	(98.99)	      	(102.83)	28.27	 	(227.27)	137.65 		(107.10)	75.00
Net Income (Loss) per general
 partnership unit	     		87.19	     	(98.99)	      	(102.83)	28.27	 	(227.27)	137.65 		(107.10)	75.00
Net asset value per partnership
 unit at the end of period.	   	915.86	     	816.87	       	714.04	    	742.31		723.12		860.77		$753.67		828.67
Capitalized Syndication Costs		-		-		-		-		-		-		-		-

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

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. When combined with the previously described assets committed to margin, a total of up to approximately 40% of the Fund's assets may be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets are normally invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties, or in the Treasury Direct account or cash management fund account identified in Part I, Item 2 of this Report.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTAs selected are responsible for the selection of trades. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

The following comparison between the twelve month periods ended December 31 2008 and December 31, 2007 should be read taking into consideration that (i) the Fund did not commence business until March 2, 2007 and, therefore, had no expectation of profit generation prior to that; and, (ii) calculations of profits and losses, including calculation of the net asset value (NAV) and NAV per Unit, are calculated both for financial reporting purposes, in which the offering expenses were expensed as incurred during the two periods, and for subscription and redemption purposes, in which the offering expenses incurred prior to the commencement of business were deferred until after the twelfth month following the commencement of business. As of March 4, 2008, these expenses were amortized on a straight-line basis over the subsequent twenty four months. See Note 1 to the financial statements herein.

Discussion for Financial Reporting Purposes

The Fund's realized and unrealized trading gains (losses) before commissions were $373,170 [$120.48 per Unit] and $[85,600] [$[34.80] per Unit] for the
twelve months ended December 31, 2008 and December 31, 2007, respectively.
The Fund's results after payment and accrual of expenses for the twelve months ended December 30, 2008 and December 30, 2007 were profits (losses) of $(208,262) [$(86.36) per Unit] and ($232,548) [$(121.72) per Unit],
respectively. The NAV per Unit as of December 31, 2008 and December 31, 2007 were $742.31 and $828.67, respectively.

Discussion for Subscription and Redemption Purposes

The Fund's realized and unrealized trading gains (losses) before commissions were $373,170 [$120.48 per Unit] and [$85,600] [$34.80 per Unit] for the
twelve months ended December 31, 2008 and December 31, 2007, respectively.
The Fund's results after payment and accrual of expenses for the twelve months ended December 31, 2008 and December 31, 2007 were profits (losses) of $(322,726) [$(86.83) per Unit] and $(223,725) [$(121.72) per Unit],
respectively. The net asset value ("NAV") per Unit as of December 31, 2008, was $815.15, a decrease of 9.72% from the December 31, 2007 NAV per Unit of $902.94.

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

Net additions (withdrawals) for the twelve months ended December 31, 2008 and December 31, 2007 were $(1,223,006) and $3,536,650, respectively. The substantial difference is primarily due to the commencement of business in March, 2007, whereupon all subscription proceeds held in the Fund's segregated subscription depository account were transferred to accounts in the name of the Fund to be used for trading.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the twelve months ended December 31, 2008 was $37,951, a 44.74% decrease over the interest income for the twelve months ended December 31, 2007 of $68,671. The increase in interest income for the comparative twelve month periods was primarily due to the fact that the Fund was not operational during approximately two of the twelve months of the prior period and had significantly less net assets during the prior period.

Brokerage commissions are calculated on the Fund's equity allocated to trading as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical brokerage fee amounts. Commissions for the twelve months ended December 31, 2008 were $172,538, a 74.70% increase over the commissions for twelve months ended December 31, 2007 of $98,761. The increase in commissions for the comparative twelve month periods was primarily due to the fact that the Fund was not operational during approximately two of the twelve months of the prior period and had significantly less net assets during the prior period.

Continuing service fees are calculated on net asset value of the Units sold by the selling agents as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical continuing service fee amounts. Such fees for the twelve months ended December 31, 2008 were $98,868 a 64.30% increase over such fees for twelve months ended December 31, 2007 of $60,177. The increase in continuing service fees for the comparative twelve month periods was primarily due to the fact that the Fund was not operational during approximately two of the twelve months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to the prior trading advisor until it was removed in December 2008, which was calculated on the value of the Fund equity allocated to the advisor as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. No management fee is paid to the current trading advisor. See Note 5 to the financial statements herein for the current and historical management fee amounts. Management fees for the twelve months ended December 31, 2008 were $46,072 a 3.52% increase over the management fee for the twelve months ended December 31, 2007 of $44,505. The increase in management fee for the comparative twelve month periods was primarily due to the fact that the Fund was not operational during approximately two of the twelve months of the prior period and had significantly less net assets during the prior period.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor. It also paid the General Partner an incentive fee until the change in trading advisors. See Note 5 to the financial statements herein for the current and historical incentive fees. Incentive fees during the twelve months ended December 31, 2008 and December 31, 2007 were $165,453 and $26,851 respectively. The amounts are directly related to the trading performance of the trading advisor.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the twelve months ended December 31, 2008 and December 31, 2007 were $123,126 and $149,222respectively. The decrease over the comparative twelve month periods was primarily due to changes in accountants that were in progress during the prior period and costs related to the commencement of business.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through December 31, 2008.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2008, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

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

The General Partners of the Registrant during the year 2008 were White Oak Financial Services, Incorporated, a Delaware corporation, and Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 64, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Item 11.  Executive Compensation.

Although there are no executives of the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Report. As described previously, the General Partner is paid fixed brokerage commissions of seven percent (7%) per year, payable monthly, to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference, if any, between the cost to enter the trades and the seven percent (7%).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2008:

	Name				Percent Ownership
	Christopher Klee		6.7%
	Robert Agnoletti		5.5%
	Jack Murphy			5.3%

(b) As of December 31, 2008, the corporate General Partner owned 39.71 Units of Limited Partnership Interest, which constituted approximately 1.8% ownership in the Fund.

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

The fees and costs paid to Jordan, Patke and Associates for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2008 and 2007 were $15,234 and $15,878, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Jordan, Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2008 and 2007 were $2,500 and $475, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Inc.
				Its General Partner

Date: March 31, 2009		By: /s/ Michael Pacult
				Mr. Michael P. Pacult
				Sole Director, Sole Shareholder
				President and Treasurer

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT
                               December 31, 2008
























                               GENERAL PARTNER:
                      White Oak Financial Services, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements


									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities					F-3

Schedule of Investments - Cash and Securities - December 31, 2008	F-4

Schedule of Investments - Cash and Securities - December 31, 2007	F-5

Schedule of Investments - Futures Contracts - December 31, 2007		F-6 - F-7

Statements of Operations						F-8

Statements of Changes in Net Assets					F-9

Statements of Cash Flows						F-10

Notes to the Financial Statements					F-11 -  F-18

Affirmation of the Commodity Pool Operator				F-19

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware


We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Providence Select Fund, Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Select Fund, Limited Partnership as of December 31, 2008 and 2007. and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 30, 2009


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities
                          December 31, 2008 and 2007


									2008		2007
Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker				$489,774	$3,264,919
      Net unrealized gain on open futures contracts			-		48,797

	Total equity in broker trading accounts				489,774		3,313,716

    U.S. Treasury Bills (cost $998,736 and $0)				999,803		-

    Cash								11,826		37,476
    Interest receivable							12		7,209
    Money market fund							166,464		-
    Prepaid continuing service fee					-		45,650

	Total assets							1,667,879	3,404,051

Liabilities

  Accrued expenses							18,426		16,959
  Due to related parties						10,292		278,658
  Accounts payable							2,479		14,887
  Accrued incentive and management fees					7,367		18,685
  Redemptions payable							-		14,278


	Total liabilities						38,564		343,467

Net assets								$1,629,315	$3,060,584


Analysis of net assets

  Limited partners							$1,606,139	$3,031,282
  General partners							23,176		29,302

	Net assets (equivalent to $742.31 and $828.67 per unit)		$1,629,315	$3,060,584


Partnership units outstanding

  Limited partners units outstanding					2,155.21	3,658.03
  General partners units outstanding					39.71		35.36

	Total partnership units outstanding				2,194.92	3,693.39

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2008


													 Fair Value		Percent
Description				Maturity Date		Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bill
  Total United States Treasury Bills	January 2009		998,736		1,000,000	999,803		$999,803	61.36%


Cash and cash equivalents in trading accounts:
  United States Markets										489,774		$489,774	30.06%

    Total cash denominated in U.S. Dollars									489,774		30.06%


	Total cash and cash equivalents in trading accounts							$489,774	30.06%


Money market fund (166,464 shares at $1 per share)						166,464		$166,464	10.22%

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


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                               December 31, 2007

									 Fair Value		Percent
Description			Expiration Date	Contracts	Local Currency	USD		of Net Assets


Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    LME Copper US		February 2008	1		(27,569)	$(27,569)	(0.90)%
    LME Aluminum US		January 2008	1		(1,459)		(1,459)		(0.04)%
    LME Aluminum US		February 2008	2		(5,170)		(5,170)		(0.17)%
    LME Copper US		February 2008	1		4,520		4,520		0.15 %
    CMX Gold			February 2008	2		7,000		7,000		0.23 %
    NY Heating Oil		February 2008	1		(214)		(214)		(0.01)%
    NYM RBOB Gas		February 2008	9		(4,347)		(4,347)		(0.14)%
    CBOT Corn			March 2008	3		250		250		0.01 %
    CBOT Soybeans		March 2008	2		3,625		3,625		0.12 %
    CBOT Wheat			March 2008	1		(2,013)		(2,013)		(0.07)%
    CBT T Note 10Y		March 2008	13		14,750		14,750		0.48 %
    CMX Silver			March 2008	3		6,575		6,575		0.21 %
    IMM Euro FX			March 2008	6		(9,406)		(9,406)		(0.31)%
    IMM Euro Dollar		September 2008	34		13,700		13,700		0.45 %

      Total United States Commodity Futures Positions				242		0.01 %

  Australian commodity futures positions held long:
    SFE 10Y T Bond		March 2008	1		(799)		(700)		(0.02)%

      Total Australian commodity futures positions held long	(700)		(0.02)%

  Euro commodity futures positions held long:
    MONEP CAC40			January 2008	8		5,560		8,103		0.26 %
    DTB DAX Index		March 2008	2		9,000		13,116		0.43 %
    EURX E-Bund			March 2008	12		(18,810)	(27,412)	(0.90)%
    LIF 3M Euribor		September 2008	22		4,100		5,975		0.20 %

      Total European commodity futures positions held long			(218)		(0.01)%

  British commodity futures positions held long:
    LIF Long Gilt		March 2008	6		9,170		18,181		0.59 %
    LIF 3M Sterling
     Interest Rate		September 2008	17		4,250		8,426		0.28 %

      Total British commodity futures positions held long			26,607		0.87 %

        Total commodity futures positions held long				25,931		0.85 %


  United States commodity futures positions held short:
    LME Aluminum US		February 2008	2		4,345		4,345		0.14 %
    LME Copper US		February 2008	1		7,424		7,424		0.24 %
    LME Aluminum US		January 2008	1		3,681		3,681		0.12 %
    LME Aluminum US		March 2008	3		2,829		2,829		0.09 %
    LME Aluminum US		March 2008	2		3,145		3,145		0.10 %
    LME Aluminum US		February 2008	1		12,087		12,087		0.39 %
    LME Aluminum US		February 2008	2		9,463		9,463		0.31 %
    LME Aluminum US		March 2008	1		536		536		0.02 %
    LME Copper US		February 2008	1		(589)		(589)		(0.02)%
    LME Copper US		March 2008	1		3,300		3,300		0.11 %
    CME Cattle			February 2008	9		7,380		7,380		0.24 %
    NY Lt Crude			February 2008	2		(11,350)	(11,350)	(0.37)%
    NY Natural Gas		February 2008	3		(7,130)		(7,130)		(0.23)%
    CSC Sugar			March 2008	5		(4,088)		(4,088)		(0.13)%
    EMINI S&P 500		March 2008	1		1,165		1,165		0.04 %
    IMM British Pounds		March 2008	4		150		150		0.00 %
    IMM Canadian Dollars	March 2008	2		(4,890)		(4,890)		(0.16)%
    IMM Japanese Yen		March 2008	3		(3,113)		(3,113)		(0.09)%

      Total United States commodity futures positions held short		24,345		0.80 %

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

            Schedule of Investments - Futures Contracts, Continued
                               December 31, 2007


									 Fair Value		Percent
Description			Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts, con't.

  Australian commodity futures positions held short:
    SFE SPI 200			March 2008	2		(2,700)		(2,366)		(0.08)%

    Total Australian commodity futures positions held short			(2,366)		(0.08)%

  Japanese commodity futures positions held short:
    SMX NIKKEI			March 2008	2		407,500		3,643		0.12 %

    Total Japanese commodity futures positions held short			3,643		0.12 %

  British commodity futures positions held short:
    NEW FTSE 100		March 2008	1		(1,390)		(2,756)		0.09)%

    Total British commodity futures positions held short			(2,756)		(0.09)%

      Total commodity futures positions held short				22,866		0.75 %

        Net commodity futures positions						$48,797		1.60 %


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

             For the Years Ended December 31, 2008, 2007 and 2006




										2008		2007		2006

Investment income

  Interest income								$37,951		$68,671		$-

    Total investment income							37,951		68,671		-

Expenses
  Commission expense to affiliates						172,538		98,761
  Commission expense								13,326		7,303		-
  Management fees								46,072		44,505		-
  Continuing service fee							98,868		60,177		-
  Incentive fees								165,453		26,851		-
  Professional accounting and legal fees					71,062		142,097		135,992
  Other operating and administrative expenses					52,064		7,125		3,536
 										619,383		386,819		139,528

    Net investment (loss)							(581,432)	(318,148)	(139,528)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									933,252		368,916		-
    Foreign currency transactions						(511,285)	(332,113)	-

      Net realized gain from investments and foreign currency transactions	421,967		36,803		-

  Net increase (decrease) in unrealized appreciation (depreciation) on:
    Investments									(24,588)	24,588		-
    Foreign currency transactions						(24,209)	24,209		-

      Net increase (decrease) in unrealized appreciation (depreciation) on
       investments and foreign currency transactions				(48,797)	48,797		-

        Net gain on investments and foreign currency				373,170		85,600		-

           Net (decrease) in net assets resulting from operations		$(208,262)	$(232,548)	$(139,528)

Net (loss) per unit (1)
  Limited partnership unit							(86.36)		(121.72)	(69,764.00)
  General partnership unit							(86.36)		(121.72)	(69,764.00)

(1)	For the years ended December 31, 2008 and 2007, the amount is based on a single unit outstanding for an entire year. For the year ended December 31, 2006, the amount is calculated using average units outstanding.

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2008, 2007 and 2006

											  Partners' Capital
										General		Limited		Total
Net assets at December 31, 2005							$(61,995)	$(61,995)	$(123,990)

(Decrease) in net assets from operations:
  Net investment (loss)								(69,764)	(69,764)	(139,528)
  Net realized (loss) from investments and foreign currency transactions	-		-		-
  Net increase (decrease) in unrealized appreciation (depreciation) on
   investments and foreign currency transactions				-		-		-

Net (decrease) in net assets resulting from operations				(69,764)	(69,764)	(139,528)

Subscriptions									-		-		-
Redemptions									-		-		-
Transfers									-		-		-
Offering Costs									-		-		-

Net assets at December 31, 2006							(131,759)	(131,759)	(263,518)

(Decrease) in net assets from operations:
  Net investment (loss)								(4,385)		(313,763)	(318,148)
  Net realized gain from investments and foreign currency transactions		507		36,296		36,803
  Net increase (decrease) in unrealized appreciation (depreciation) on
   investments and foreign currency transactions				673		48,124		48,797
-	-
  Net (decrease) in net assets resulting from operations			(3,205)		(229,343)	(232,548)

Subscriptions									32,050		3,566,311	3,598,361
Redemptions									-		(41,711)	(41,711)
Transfers									1,000		(1,000)		-
Offering Costs									131,216		(131,216)	-

Net assets at December 31, 2007							29,302		3,031,282	3,060,584

(Decrease) in net assets from operations:
  Net investment (loss)								(28,270)	(553,162)	(581,432)
  Net realized gain from investments and foreign currency transactions		20,517		401,450		421,967
  Net increase (decrease) in unrealized appreciation (depreciation) on
   investments and foreign currency transactions				(2,373)		(46,424)	(48,797)
										(10,126)	(198,136)	(208,262)

Net (decrease) in net assets resulting from operations

Subscriptions									4,000		261,009		265,009
Redemptions									-		(1,488,016)	(1,488,016)
Transfers									-		-		-
Offering Costs									-		-		-

Net assets at December 31, 2008							$23,176		$1,606,139	$1,629,315

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

             For the Years Ended December 31, 2008, 2007 and 2006

											2008		2007		2006

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations					$(208,262)	$(232,548)	$(139,528)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments				48,797		(48,797)	-
    (Increase) decrease in interest receivable						7,197		(52,859)	-
    Decrease in prepaid continuing service fee						45,650		-		-
    Increase  (decrease) in accrued management and incentive fees			(11,318)
	18,685	-
    Increase (decrease) in accounts payable						(12,408)	14,887		-
    Increase in accrued expenses							1,467		9,883		7,076
    Increase (decrease) in due to related parties					5,378		4,914		-

      Net cash (used in) operating activities						(123,499)	(293,044)	(132,452)


Cash Flows from Financing Activities

  Increase (decrease) in due to related parties						(273,744)	(16,998)	132,375
  Proceeds from sale of units, net of sales commissions					265,009		3,598,361	-
  Partner redemptions									(1,502,294)	(27,433)	-

    Net cash provided by (used in) financing activities					(1,511,029)	3,553,930	132,375

      Net increase (decrease) in cash and cash equivalents				(1,634,528)	3,260,886	(77)

      Cash and cash equivalents at the beginning of the year				3,302,395	304		381


      Cash and cash equivalents at the end of the year					$1,667,867	$3,302,395	$304


End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker							$489,774	$3,264,919	$-
  U.S. Treasury Bills									999,803		-		-
  Cash											11,826		37,476		304
  Money market fund									166,464		-		-

    Total cash and cash equivalents							$1,667,867	$3,302,395	$304

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements


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

Consequently, as of December 31, 2008 and 2007, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

									Balance			Per Unit Calculation
  									December 31,			December 31,
								2008		2007		2008		2007

Net Asset Value for financial reporting purposes		$1,629,315	$3,060,584	$742.31		$828.67
Adjustment for initial offering costs				79,876		79,876		36.39		21.63
Adjustment for other offering costs and organizational expenses	80,000		194,464		36.45		52.65
Net Asset Value for all other purposes				$1,789,191	$3,334,924	$815.15		$902.94

Number of units											2,194.92	3,693.39

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements


2.	Significant Accounting Polices, Continued

Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

Market value of commodity futures contracts is based upon exchange or other applicable market best available closing quotations.

Interest income is recognized when it is earned.

Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes - The Fund prepares calendar year U.S. and applicable state tax information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Fund's income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)," to the Fund and has determined that FIN 48 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, U.S. Treasury Bills and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended December 31, 2008, 2007 and 2006.

Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

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

Recently Issued Accounting Pronouncements


The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2008, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a reoccurring basis as of December 31, 2008.

Description		Level 1		Level 2		Level 3		Total

U.S. Treasury Bills	$-		$999,803	$-		$999,803

Total			$-		$999,803	$-		$999,803


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivate instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statement issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Fund is currently evaluating the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements


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

                       Notes to the Financial Statements


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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements


6.	Related Party Transactions, Continued

"""Due to related parties"" at December 31, 2008 and December 31, 2007 were amounts payable to White Oak Financial Services, Inc., Ashley Capital Management, Inc., Futures Investment Company, and Michael Pacult, president of Futures Investment Company, White Oak Financial Services, Inc. and Ashley Capital Management, Inc. The balances result from two types of transactions:

Due to related parties: Due to related parties consist of offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance.

Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at December 30, 2008 and December 31, 2007 were $10,292 and $4,914, respectively. "
  Incentive fees: Prior to June 2, 2008, White Oak Financial Services, Inc. received a quarterly incentive fee (see footnote 5) of new trading profits. There were no incentive fees due at December 31, 2008 and 2007.

Continuing service fee: The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $0 and $45,650 at December 31, 2008 and December 31, 2007, respectively.

Commissions and due to related parties included in accrued expenses:

					2008		2007

Futures Investment Company		$-		$86,017
  Ashley Capital Management, Inc.	-		62,355
  Michael Pacult			-		46,650
  White Oak Financial Services, Inc.	10,292		83,636

    Due to related parties		$10,292		$278,658

Commissions and fees included in expenses:


							2008		2007		2006

White Oak Financial Services, Inc. - commissions	$172,538	$98,761		$-

White Oak Financial Services, Inc. - incentive fee	$3,761		$2,509		$-

Futures Investment Company -continuing service fee	$98,868		$60,177		$-

7.	Partnership Unit Transactions

As of December 30, 2008, 2007 and 2006 partnership units were $742.31, $828.67, and $(131,759) per unit respectively for financial reporting purposes.

Transactions in partnership units were as follows:

							Units						Amount
  					2008		2007		2006		2008		2007		2006

Limited Partner Units
  Subscriptions				299.84		3,705.20	-		$261,009	$3,566,311	$-
  Redemptions				(1,802.66)	(47.17)		-		(1,488,015)	(41,711)	-
  Net (loss) for the year ended		-		-		-		(198,136)	(229,343)	(69,764)
  Transfers				-		(1.00)		-		-		(1,000)		-
  Offering costs			-		-		-		-		(131,216)	-
    Total				(1,502.82)	3,657.03	-		(1,425,142)	3,163,041	(69,764)

General Partner Units
  Subscriptions				4.35		33.36		-		4,000		32,050		-
  Redemptions				-		-		-		-		-		-
  Net (loss) for the year ended		-		-		-		(10,126)	(3,205)		(69,764)
  Transfers				-		1.00		-		-		1,000		-
  Offering costs			-		-		-		-		131,216		-
    Total				4.35		34.36		-		(6,126)		161,061		(69,764)

Total Units
  Subscriptions				304.19		3,738.56	-		265,009		3,598,361	-
  Redemptions				(1,802.66)	(47.17)		-		(1,488,015)	(41,711)	(139,528)
  Net (loss) for the year ended		-		-		-		(208,262)	(232,548)	-
  Offering costs			-		-		-		-		-		-
    Total				(1,498.47)	3,691.39	-		$(1,431,268)	$3,324,102	$(139,528)

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements


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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2008 and December 31, 2007 was $489,774. and $3,264,919, respectively, which equals approximately 30.1% and 106.7% of Net Asset Value, respectively.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $0 on long positions at December 31, 2008 and $29,248,921 on long positions at December 31, 2007. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains (losses) on open commodity futures contracts at December 31, 2008 were $0. The fund had no open commodity futures contracts at December 31, 2008.

Open contracts generally mature within three months of December 31, 2008. The fund had no open commodity futures contracts at December 31, 2008.

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

                       Notes to the Financial Statements


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

All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements




12.	Financial Highlights

									Years Ended December 31,
						2008		2007		2006		2005		2004
Performance per Unit (2)

Net unit value, beginning of year		$828.67		$(131,759.00)	$(61,995.00)	$(6,454.00)	$(424.00)

Net realized and unrealized gain (loss) on
 commodity transactions				120.48		34.80		-				-
Investment and other income			10.77		32.89		-				-
Expenses (1)					(217.61)	(189.41)	(69,764.00)	(15,603.00)	(6,030.00)

Net (decrease) related to operations		(86.36)		(121.72)	(69,764.00)	(15,603.00)	(6,030.00)

Syndication costs transferred to capital	-		-		-		(39,938.00)	-
Reallocation of initial offering costs		-		132,709.39	-		-		-

Net increase (decrease) for the year		(86.36)		132,587.67	(69,764.00)	(55,541.00)	(6,030.00)

Net unit value at the end of the year		$742.31		$828.67		$(131,759.00)	$(61,995.00)	$(6,454.00)

Net assets, end of the year ($000)		$1,629		$3,061		$(264)		$(124)	$(13)
Total return (1)				(10.42)%	(12.81)%	(78.79)%	(57.08)%	(175.34)%

Number of units outstanding at the end
 of the year					2,194.92	3,693.39	2.00		2.00		2.00

Ratio to average net assets
  Investment and other income (2)		1.00 %		4.76 %		0.00 %		0.00 %		0.00 %
  Expenses					(16.27)%	(22.66)%	(78.79)%	(57.08)%	(175.34)%

Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions

(2)	For the year ended December 31, 2006 and prior years, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended
December 31, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator



*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				March 31, 2009
  Michael Pacult	          		Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership