Form 10-Q
period 2009-03-31
PROVIDENCE SELECT FUND LP
filed 2009-05-20
CIK 1262876

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]
No [   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2009 are attached hereto and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 75% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity.
Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner also maintains approximately 24% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. Approximately 1% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCMs (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the three months ended March 31, 2008, until the removal of NuWave on June 2, 2008, the fixed costs of operation included a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3.25% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 0.5% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting, legal and other operating expenses that must be paid before the limited partners may earn a profit on their investment. With the removal of NuWave, all fees to NuWave were eliminated, and the decision was made to change the Fund's fee structure such that the General Partner's incentive fee would be eliminated, Clarke would be paid a quarterly incentive fee of 25%, the annual brokerage commission to the General Partner would be increased to 7%, and the annual continuing service fee to the selling agents would be increased to 4%.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will, in the future, offer Units for sale to the public until the balance, as of the date of this Report of $46,091,628 in face amount of registered Units is sold. As of the date of this Report, of the $50,000,000 in Units registered, $3,908,372 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

Subsequent Events: By its post effective amendment to its registration statement on Form S-1 that became effective April 30, 2009, the Fund updated its prospectus to include up-to-date performance and financials.

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

The following comparison between the three month periods ended March 31, 2009 and March 31, 2008 should be read taking into consideration that calculations of profits and losses, including calculation of the net asset value (NAV) and NAV per Unit, are calculated both for financial reporting purposes, in which the offering expenses were expensed as incurred during the two periods, and for subscription and redemption purposes, in which the offering expenses incurred prior to the commencement of business were deferred until after the twelfth month following the commencement of business. As of March 4, 2008, these expenses were amortized on a straight-line basis over the subsequent twenty four months. See Note 2 to the financial statements herein.

Discussion for Financial Reporting Purposes

The Fund's realized and unrealized trading gains (losses) before commissions were $(68,589) [$(45.90) per Unit based on average net assets] and $556,682 [$148.57 per Unit based on average net assets] for the three months ended March 31, 2009 and March 31, 2008, respectively. The Fund's results after payment and accrual of expenses for the three months ended March 31, 2009 and March 31, 2008 were profits (losses) of $ $(130,414) [$(75.53) per Unit] and $326,999 [$87.19 per Unit], respectively. The NAV per Unit as of March 31, 2009 and March 31, 2008 were $666.78 and $ $915.86 respectively. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2008.

Discussion for Subscription and Redemption Purposes

The net asset value ("NAV") per Unit as of March 31, 2009, was $735.30, a decrease of 25.45% from the March 31, 2008 NAV per Unit of $986.28. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2008.

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

Net additions (withdrawals) for the three months ended March 31, 2009 and March 31, 2008 were $(277,355) and $36,324, respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the three months ended March 31, 2009 was $488, a 97.13% decrease over the interest income for the three months ended March 31, 2008 of $17,030. The decrease in interest income for the comparative three month periods was primarily due to significantly declining short term interest rates in the later period.

Brokerage commissions are calculated on the Fund's equity allocated to trading as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical brokerage fee amounts. Commissions for the three months ended March 31, 2009 were $27,479 a 46.40% decrease over the commissions for three months ended March 31, 2008 of $51,270. The decrease in commissions for the comparative three month periods was primarily due to the decreased NAV of the Fund.

Continuing service fees are calculated on net asset value of the Units sold by the selling agents as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current and historical continuing service fee amounts. Such fees for the three months ended March 31, 2009 were $12,050 a 51.19% decrease in such fees for three months ended March 31, 2008 of $24,688. The decrease in fees for the comparative three month periods was primarily due to the decreased NAV of the Fund.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to the prior trading advisor until it was removed in September 2008, which was calculated on the value of the Fund equity allocated to the advisor as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. No management fee is paid to the current trading advisor. See Note 5 to the financial statements herein for the current and historical management fee amounts. Management fees for the three months ended March 31, 2009 were $0, and for the three months ended March 31, 2008 were $27,584.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor. It also paid the General Partner an incentive fee until the change in trading advisors. See Note 5 to the financial statements herein for the current and historical incentive fees. Incentive fees during the three months ended March 31, 2009 and March 31, 2008 were $0 and $ 107,901 respectively. The amounts are directly related to the trading performance of the trading advisor.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the three months ended March 31, 2009 and March 31, 2008 were $22,784 and $35,270 respectively. The decrease over the comparative three month periods was primarily due to changes in accountants that were in progress during the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2008 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Incorporated

				Its General Partner

				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:  May 20, 2009

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT
                                March 31, 2009
























                               GENERAL PARTNER:
                      White Oak Financial Services, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements


  									Page

  Reports of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - March 31, 2009	F-4

  Schedule of Investments - Cash and Securities - December 31, 2008	F-5

  Statements of Operations						F-6

  Statements of Changes in Net Assets					F-7

  Statements of Cash Flows						F-8

  Notes to the Financial Statements				     F-9 -  F-16

  Affirmation of the Commodity Pool Operator				F-17

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Reports of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Providence Select Fund, Limited Partnership, as of March 31, 2009 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Providence Select Fund, Limited Partnership as of December 31, 2008 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

As discussed in note 12 to the financial statements, the December 31, 2008 financial statements have been restated to correct a misstatement.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 20, 2009


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


  									March 31,	December 31,
  									2009		2008
									(A Review)	(Restated)

Assets
  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker				$320,689	$489,774

        Total equity in broker trading accounts				320,689		489,774

    U.S. Treasury Bills (cost $999,697 and $998,736)			999,949		999,803

  Cash									13,129		11,826
  Interest receivable							-		12
  Money market fund							1,503		166,464
  Prepaid continuing service fee					3,099		-

        Total assets							1,338,369	1,667,879

Liabilities

  Accrued expenses							22,908		18,426
  Accrued commissions payable to related parties			6,887		10,292
  Accounts payable							-		2,479
  Accrued incentive and management fees					-		7,367
  Redemptions payable							87,028		-


        Total liabilities						116,823		38,564

Net assets								$1,221,546	$1,629,315


Analysis of net assets

  Limited partners							$1,195,068	$1,599,838
  General partners							26,478		29,477

        Net assets (equivalent to $666.78 and $742.31 per unit)		$1,221,546	$1,629,315


Partnership units outstanding

  Limited partners units outstanding					1,792.30	2,155.21
  General partners units outstanding					39.71		39.71

        Total partnership units outstanding				1,832.01	2,194.92

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 March 31,2009
                                  (A Review)


  												Fair Value		Percent
Description					Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bill
  Total United States Treasury Bills		April 2009	999,697		1,000,000	999,949		$999,949	81.86%


Cash and cash equivalents in trading accounts:
  United States Markets										320,689		$320,689	26.25%

Total cash denominated in U.S. Dollars										$320,689	26.25%



Money market fund (1502.97 shares at $1 per share)						1,503		$1,503		0.12%

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

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)



										Three Months Ended March 31,
  										2009		2008

Investment income

  Interest income								$488		$17,030

    Total investment income							488		17,030

Expenses
  Commission expense								27,479		51,270
  Management fees								-		27,584
  Continuing service fee							12,050		24,688
  Incentive fees								-		107,901
  Professional accounting and legal fees					21,600		11,082
  Other operating and administrative expenses					1,184		24,188
 										62,313		246,713

    Net investment (loss)							(61,825)	(229,683)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									(51,136)	534,488
    Foreign currency transactions						(17,453)	97,318

      Net realized gain (loss) from investments and foreign currency
       transactions								(68,589)	631,806

  Net increase (decrease) in unrealized appreciation (depreciation) on:
    Investments									-		(106,547)
    Foreign currency transactions						-		31,423

      Net (decrease) in unrealized (depreciation) on investments and
       foreign currency transactions						-		(75,124)

        Net gain (loss) on investments and foreign currency			(68,589)	556,682

          Net increase (decrease) in net assets resulting from operations	$(130,414)	$326,999

Net income (loss) per unit for a single unit outstanding during the period
  Limited partnership unit							(75.53)		87.19
  General partnership unit							(75.53)		87.19

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

  										  Partners' Capital
  									General		Limited		Total


Net assets at December 31, 2007						29,302		3,031,282	3,060,584

(Decrease) in net assets from operations:
  Net investment (loss)							(2,154)		(227,529)	(229,683)
  Net realized gain from investments and foreign currency transactions	5,926		625,880		631,806
  Net (decrease) in unrealized (depreciation) on
   investments and foreign currency transactions			(705)		(74,419)	(75,124)
  Net increase in net assets resulting from operations			3,067		323,932
	326,999


Subscriptions								4,000		116,072		120,072
Redemptions								-		(83,748)	(83,748)

Net assets at March 31, 2008						$36,369		$3,387,538	$3,423,907


Net assets at December 31, 2008 - (Restated)				29,477		1,599,838	1,629,315

(Decrease) in net assets from operations:
  Net investment (loss)							(1,340)		(60,485)	(61,825)
  Net realized (loss) from investments and foreign
   currency transactions						(1,659)		(66,930)	(68,589)

Net (decrease) in net assets resulting from operations			(2,999)		(127,415)	(130,414)


Subscriptions								-		45,002		45,002
Redemptions								-		(322,357)	(322,357)

Net assets at March 31, 2009						$26,478		$1,195,068	$1,221,546


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)


                           Statements of Cash Flows

                                  (A Review)

  											Three Months Ended March 31,
  											2009		2008

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations				$(130,414)	$326,999

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized depreciation on investments						-		75,124
    Decrease in interest receivable							12		3,481
    (Increase) decrease in prepaid continuing service fee				(3,099)		21,345
    Increase (decrease) in accrued management and incentive fees			(7,367)		116,799
    Increase (decrease) in accounts payable						(2,479)		484
    Increase (decrease) in accrued expenses						4,482		(894)
    Net cash provided by (used in) operating activities					(138,865)	543,338


Cash Flows from Financing Activities

  (Decrease) in due to related parties							(3,405)		(262,285)
  Proceeds from sale of units, net of sales commissions					45,002		120,072
  Partner redemptions									(235,329)	(28,181)

    Net cash (used in) financing activities						(193,732)	(170,394)

    Net increase (decrease) in cash and cash equivalents				(332,597)	372,944

    Cash and cash equivalents at the beginning of the period				1,667,867	3,302,395


  Cash and cash equivalents at the end of the period					$1,335,270	$3,675,339


  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker							$320,689	$3,595,572
  U.S. Treasury Bills									999,949		-
  Cash											13,129		78,767
  Money market fund									1,503		1,000

      Total cash and cash equivalents							$1,335,270	$3,675,339

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
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

  Consequently, as of March 31, 2009 and December 31 2008, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

  										Balance			Per Unit Calculation
  									March 31,	December 31,	March 31,	December 31,
  									2009		2008		2009		2008

  Net Asset Value for financial reporting purposes			$1,221,546	$1,629,315	$666.78		$742.31
  Adjustment for initial offering costs					79,876		79,876		43.60		36.39
  Adjustment for other offering costs and organizational expenses	45,662		80,000		24.92		36.45
  Net Asset Value for all other purposes				$1,347,084	$1,789,191	$735.30		$815.15

  Number of units											1,832.01	2,194.92

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, U.S. Treasury Bills and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended March 31, 2009 and 2008.

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2009, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

  			Fair Value at March 31, 2009

  Description			Level 1		Level 2		Level 3		Total
  Money market funds		$1,503		$-		$-		$1,503
  U.S. Treasury Bills		-		999,949		-		999,949

  Total				$1,503		$999,949	$-		$1,001,452


  			Fair Value at December 31, 2008

  Description			Level 1		Level 2		Level 3		Total
  Money market funds		$166,464	$-		$-		$166,464
  U.S. Treasury Bills		-		999,803		-		999,803

  Total				$166,464	$999,803	$-		$1,166,267

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)



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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)



5.	Fees


  A monthly management fee is paid to the CTA based on the rate of trading assigned by the CTA and approved by the General Partner of up to 3.25% (annual rate) of the Fund's net assets allocated to the CTA to trade.

  The Fund pays the Corporate General Partner a fixed brokerage commission of 6% on total Fund net assets, from which the Corporate General Partner pays the round turn commissions to the futures commission merchant.

  A quarterly incentive fee of 20% of "new trading profits" is paid to the CTA and a 2.5% quarterly incentive fee is paid to the Corporate General Partner. "New trading profits" includes all income earned by the CTA and expense allocated to his activity. In the event that trading produces a loss for the CTA, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for the CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


6.	Related Party Transactions, Continued

  "Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at March 31, 2009 and December 31, 2008 were $6,886 and $10,292, respectively.
 "
  Incentive fees: Prior to June 2, 2008, White Oak Financial Services, Inc. received a quarterly incentive fee (see footnote 5) of new trading profits. There were no incentive fees due at March 31, 2009 and December 31, 2008.

  Continuing service fee: The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $0 and $0 at March 31, 2009 and December 31, 2008, respectively.


  Commissions and fees included in expenses:

  							Three Months Ended March 31,
  							2009		2008

  White Oak Financial Services, Inc. - commissions	$24,338		$48,291

  White Oak Financial Services, Inc. - incentive fee	$-		$2,677

  Futures Investment Company -continuing service fee	$6,278		$1,531

7.	Partnership Unit Transactions

  As of March 31, 2009 and 2008 partnership units were valued at $666.78 and $915.86 per unit respectively for financial reporting purposes.

  Transactions in partnership units were as follows:

  							Units				Amount
  						2009		2008		2009		2008

  Limited Partner Units
  Subscriptions					56.12		125.80		$45,002		$116,072
  Redemptions					(419.03)	(85.08)		(322,357)	(83,748)
  Net income (loss) for the period ended 3/31	-		-		(127,415)	323,932

    Total					(362.91)	40.72		(404,770)	356,256

  General Partner Units
  Subscriptions					-		4.35		-		4,000
  Redemptions					-		-		-		-
  Net income (loss) for the period ended 3/31	-		-		(2,999)		3,067

    Total					-		4.35		(2,999)		7,067

  Total Units
  Subscriptions					56.12		130.15		45,002		120,072
  Redemptions					(419.03)	(85.08)		(322,357)	(83,748)
  Net income (loss) for the period ended 3/31	-		-		(130,414)	326,999

    Total					(362.91)	45.07		$(407,769)	$363,323

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2009 and December 31, 2008 was $320,689 and $489,774, respectively, which equals approximately 26.25% and 30.10% of Net Asset Value, respectively.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $0 on long positions at March 31, 2009 and $0 on long positions at December 31, 2008. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains (losses) on open commodity futures contracts at March 31, 2009 were $0. The fund had no open commodity futures contracts at March 31, 2009.

  Open contracts generally mature within three months of March 31, 2009. The fund had no open commodity futures contracts at March 31, 2009.

  In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS 161 provides for disclosures about derivative instruments and hedging activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for, how and why they are used, and their effects on a Fund's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

  The Fund adopted the provisions of SFAS 161 effective January 1, 2009.

  The following tables disclose the fair values of derivative and hedging activities in the Statement of Assets and Liabilities and the Statement of Operations.

  			Derivative Instruments
  		Statement of Assets and Liabilities


  								Statement of Assets and Liabilities Location	March 31, 2009

  Derivatives not designated as hedge
   instruments under Statement 133	Commodity contracts	Equity in broker trading accounts		$320,689


  			Derivative Instruments
  			Statement of Operations

  														Three Months Ended
  								Line Item in the Statement of Operations	March 31, 2009

  Derivatives not designated as hedge
  instruments under Statement 133	Commodity contracts	Net realized (loss) from investments and foreign $(68,589)
								currency transactions


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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


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

  All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of assets and liabilities at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

12.  Indemnifications	Restatement and Correction of Error

  We have restated our financial statements and other financial information for the year ended December 31, 2008 to correct our accounting for the the allocation of income (loss) between the General partners and Limited partners. The accompanying financial statement was restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

  						Year Ended December 31, 2008
  					As previously reported	Adjustments	Restated

  Statement of Assets and Liabilities
  Analysis of net assets
    Limited partners			$1,606,139		$(6,301)	$1,599,838
    General partners			23,176			6,301		29,477
  Statement of Changes in Net Assets
    Net assets at December 31, 2008
    Limited partners			1,606,139		(6,301)		1,599,838
    General partners			23,176			6,301		29,477

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


13.	Financial Highlights

  									Three Months Ended March 31,
  									2009		2008
  Performance per Unit (1)

  Net unit value, beginning of period					$742.31		$828.67

  Net realized and unrealized gain (loss) on
   commodity transactions						(45.90)		148.57
  Investment and other income						0.23		4.56
  Expenses								(29.86)		(65.94)

  Net increase (decrease) for the period				(75.53)		87.19

    Net unit value at the end of the period				$666.78		$915.86

  Net assets, end of the period ($000)					$1,222		$3,424
  Total return (2)							(10.17)%	10.52 %

  Number of units outstanding at the end of the period			1,832.01	3,738.46

  Ratio to average net assets (3)
    Investment and other income						0.11 %		2.12 %
    Expenses								(14.57)%	(30.44)%

  Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

(2)	Not Annualized

(3)	Annualized

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator



*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					May 20, 2009
  Michael Pacult	          			Date
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership