Form 10-Q
period 2009-06-30
PROVIDENCE SELECT FUND LP
filed 2009-08-20
CIK 1262876

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2009 are attached hereto and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 70% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity.
Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner also maintains approximately 30% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. Approximately 1% of the previous month's net assets is retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCMs (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the six months ended June 30, 2008, until the removal of NuWave on June 2, 2008, the fixed costs of operation included a management fee of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3.25% annually and a quarterly incentive fee of 20% paid to the commodity trading advisor, a quarterly incentive fee of up to 0.5% paid to the general partner, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting, legal and other operating expenses that must be paid before the limited partners may earn a profit on their investment. With the removal of NuWave, all fees to NuWave were eliminated, and the decision was made to change the Fund's fee structure such that the General Partner's incentive fee would be eliminated, Clarke would be paid a quarterly incentive fee of 25%, the annual brokerage commission to the General Partner would be increased to 7%, and the annual continuing service fee to the selling agents would be increased to 4%.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. By its post effective amendment to its registration statement on Form S-1 that became effective April 30, 2009, the Fund updated its prospectus to include up-to-date performance and financials. The Registrant will, in the future, offer Units for sale to the public until the balance, as of the date of this Report of $45,976,620 in face amount of registered Units is sold. As of the date of this Report, of the $50,000,000 in Units registered, $4,023,380 has been sold and, upon redemption by the holder, will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The commodity trading advisor selects the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisor and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner intends to allocate nearly all of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisor to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

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

The following comparison between the six month periods ended June 30, 2009 and June 30, 2008 should be read taking into consideration that (i) the Fund did not commence business until March 2, 2007 and, therefore, had no expectation of profit generation prior to that; and, (ii) calculations of profits and losses, including calculation of the net asset value (NAV) and NAV per Unit, are calculated both for financial reporting purposes, in which the offering expenses were expensed as incurred during the two periods, and for subscription and redemption purposes, in which the offering expenses incurred prior to the commencement of business were deferred until after the twelfth month following the commencement of business. As of March 4, 2008, these expenses were amortized on a straight-line basis over the subsequent twenty four months. See Note 1 to the financial statements herein.

Discussion for Financial Reporting Purposes

The Fund's realized and unrealized trading gains (losses) before commissions were $(57,804) [$(39.14) per Unit] and $337,704 [$96.07] per Unit] for the six
months ended June 30, 2009 and June 30, 2008, respectively. The Fund's results after payment and accrual of expenses for the six months ended June 30, 2009 and June 30, 2008 were profits (losses) of $(187,961) [$(106.36) per
Unit] and $(46,061) [$(11.80) per Unit], respectively. The NAV per Unit as of June 30, 2009 and June 30, 2008 were $635.95 and $816.87 respectively. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2008 and 2009.

Discussion for Subscription and Redemption Purposes

The Fund's realized and unrealized trading gains (losses) before commissions were $(57,804) [$(39.14) per Unit] and $337,704 [$96.07 per Unit] for the six
months ended June 30, 2009 and June 30, 2008, respectively. The Fund's results after payment and accrual of expenses for the six months ended June 30, 2009 and June 30, 2008 were profits (losses) of $[(256,640) [$[(128.23)]
per Unit] and [$(91,472)] [$[(20.61)] per Unit], respectively. The net asset value ("NAV") per Unit as of June 30, 2009, was $686.92, a decrease of 22.17% from the June 30, 2008 NAV per Unit of $882.54. The changes in NAV and NAV per Unit include the results of the intervening quarters of 2008 and 2009.

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

Net additions (withdrawals) for the six months ended June 30, 2009 and June 30, 2008 were $(303,598) and $(166,917), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the six months ended June 30, 2009 was $824 a 96.73% decrease over the interest income for the six months ended June 30, 2008 of $25,214. The decrease in interest income for the comparative six month periods was primarily due to significantly reduced short term interest rates and redemptions that lowered the investment funds available.

Brokerage commissions are calculated on the Fund's equity allocated to trading as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current brokerage fee amounts. Commissions for the six months ended June 30, 2009 were $49,352 a 50.50% decrease over the commissions for six months ended June 30, 2008 of $99,694. The decrease in commissions for the comparative six month periods was primarily due to redemptions that lowered the funds invested.

Continuing service fees are calculated on net asset value of the Units sold by the selling agents as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the current continuing service fee amounts. Such fees for the six months ended June 30, 2009 were $26,454 a 45.74% decrease over such fees for six months ended June 30, 2008 of $48,751. The decrease in continuing service fees for the comparative six month periods was primarily due to redemptions.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to the prior trading advisor until it was removed in June 2008, which was calculated on the value of the Fund equity allocated to the advisor as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. No management fee is paid to the current trading advisor. See Note 5 to the financial statements herein for the current management fee amounts. Management fees for the six months ended June 30, 2009 were $0 a 100.00% decrease over the management fee for the six months ended June 30, 2008 of $46,073. The decrease in management fee for the comparative six month periods was primarily due to the elimination of the management fee in June 2008.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor. It also paid the General Partner an incentive fee until the change in trading advisors. See Note 5 to the financial statements herein for the current incentive fees. Incentive fees during the six months ended June 30, 2009 and June 30, 2008 were $0 and $158,087, respectively. The amounts are directly related to the trading performance of the trading advisor.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the six months ended June 30, 2009 and June 30, 2008 were $55,174 and $56,374 respectively. The decrease over the comparative six month periods was primarily due to reduced state registration fees from the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons ("AP") who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec. Sec. 11, 12, and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account, which losses MFG was responsible to pay as an exchange clearing member.

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MFG's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

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

Additionally, MFG is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker are targets of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

On December 12, 2008, MFG settled three CME Group disciplinary actions involving allegations that on a number of occasions in 2006 and 2007, MFG employees engaged in impermissible pre-execution communications in connection with trades executed on the e-cbot electronic trading platform, withheld customer orders that were executable in the market for the purpose of soliciting, and brokering contra-orders and crossed orders on the e-cbot trading platform without allowing for the minimum required exposure period between the entry of the orders. MFG was also charged with failing to properly supervise its employees in connection with these trades. Without admitting or denying any wrongdoing, MFG consented to an order of a CME Business Conduct Committee Panel which found that MFG violated legacy CBOT Rule 504.00 and Regulations 480.10 and 9B.13 and 9B.13(c) and ordered MFG to pay a $400,000 fine, cease and desist from similar conduct and, in consultation with CME Market Regulation staff, enhance its training practices and supervisory procedures regarding electronic trading practices.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Providence Select Fund, Limited Partnership
				By White Oak Financial Services, Incorporated
				Its General Partner

				By:  /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:  August 18, 2009

                  PROVIDENCE SELECT FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT
                                 June 30, 2009
























                               GENERAL PARTNER:
                      White Oak Financial Services, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

Index to the Financial Statements


  									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities					F-3

Schedule of Investments - Cash and Securities - June 30, 2009		F-4

Schedule of Investments - Futures Contracts - June 30, 2009		F-5

Schedule of Investments - Cash and Securities - December 31, 2008	F-6

Statements of Operations						F-7

Statements of Changes in Net Assets					F-8

Statements of Cash Flows						F-9

Notes to the Financial Statements					F-10 - F-17

Affirmation of the Commodity Pool Operator				F-18

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Providence Select Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Providence Select Fund, Limited Partnership, as of June 30, 2009 and the related statements of operations for the three and six months ended June 30, 2009 and 2008, and the statements of changes in net assets and cash flows for the six months ended June, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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



/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 12, 2009


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


									June 30,	December 31,
									2009		2008
									(A Review)
Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker				$391,526	$489,774

      Net unrealized gain on open futures contracts			3,710		-

        Total equity in broker trading accounts				395,236		489,774

    U.S. Treasury Bills (cost $799,658 and $998,736)			799,943		999,803

    Cash								39,714		11,826
    Interest receivable							-		12
    Money market fund							1,503		166,464
    Prepaid continuing service fee					5,258		-

      Total assets							1,241,654	1,667,879

Liabilities

  Accrued expenses							13,792		18,426
  Accrued commissions payable to related parties			6,754		10,292
  Accounts payable							-		2,479
  Accrued incentive and management fees					-		7,367
  Redemptions payable							83,352		-

    Total liabilities							103,898		38,564

Net assets								$1,137,756	$1,629,315


Analysis of net assets

  Limited partners							$1,112,502	$1,599,838
  General partner							25,254		29,477

    Net assets (equivalent to $635.95 and $742.31 per unit)		$1,137,756	$1,629,315


Partnership units outstanding

  Limited partners units outstanding					1,749.36	2,155.21
  General partner units outstanding					39.71		39.71

    Total partnership units outstanding					1,789.07	2,194.92

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 June 30, 2009
                                  (A Review)

  													Fair Value		Percent
Description					Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bill			July 2009	799,658		800,000		799,943		$799,943

  Total United States Treasury Bills										$799,943	70.31%


Cash and cash equivalents in trading accounts:
  United States Markets										390,174		$390,174

Total cash and cash equivalents in trading accounts
 denominated in U.S. Dollars											390,174		34.29%

Cash denominated in foreign currency:
  Australian Dollar Markets - AUD								1,676		1,352
    Total cash denominated in foreign currency									1,352		0.12%

Total cash and cash equivalents in trading accounts								$391,526	34.41%

Money market fund (1502.97 shares at $1 per share)						1,503		$1,503		0.13%

    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                 June 30, 2009
                                  (A Review)

  											Fair Value		Percent
Description					Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts:

  United States commodity futures held short:
    Dec 09 CBT Bean Oil (USD)			December 2009	4		(1,080)		$(1,080)

      Total United States commodity futures positions held short				(1,080)		(0.09)%

  United States commodity futures held long:
    Sep 09 IMM B-pounds (USD)			September 2009	4		5,300		5,300

      Total United States commodity futures positions held long					5,300		0.47 %

  Euro commodity futures positions held long:
    Sep 09 LIF 3M Euriobor (EUR)		September 2009	8		50		70
    Sep 09 Euro E-Schatz (EUR)			September 2009	4		(120)		(168)

      Total European commodity futures positions held long					(98)		(0.01)%

  British commodity futures positions held long:
    Mar 10 LIF 3M STG IR (GBP)			March 2010	4		(250)		(412)

      Total British commodity futures positions held long					(412)		(0.04)%


        Net commodity futures positions								$3,710		0.33%

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


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)



										Three Months Ended June 30,	Six Months Ended June 30,
  										2009		2008		2009		2008

Investment income

  Interest income								$336		$8,184		$824		$25,214

    Total investment income							336		8,184		824		25,214

Expenses
  Commission expense								21,874		48,424		49,352		99,694
  Management fees								-		18,489		-		46,073
  Continuing service fee							14,404		24,063		26,455		48,751
  Incentive fees								-		50,186		-		158,087
  Professional accounting and legal fees					18,379		19,558		40,645		30,640
  Other operating and administrative expenses					14,011		1,546		14,529		25,734
										68,668		162,266		130,981		408,979

    Net investment (loss)							(68,332)	(154,082)	(130,157)	(383,765)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									9,561		256,961		(41,575)	791,449
    Foreign currency transactions						(2,486)		(561,540)	(19,939)	(464,222)

      Net realized gain (loss) from investments and foreign
       currency transactions							7,075		(304,579)	(61,514)	327,227

  Net increase (decrease) in unrealized appreciation (depreciation) on:
    Investments									4,220		141,233		4,220		34,686
    Foreign currency transactions						(510)		(55,632)	(510)		(24,209)

      Net increase in unrealized appreciation on investments and
       foreign currency transactions						3,710		85,601		3,710		10,477

        Net gain (loss) on investments and foreign currency			10,785		(218,978)	(57,804)	337,704

          Net (decrease) in net assets resulting from operations		$(57,547)	$(373,060)	$(187,961)	$(46,061)

Net income (loss) per unit for a single unit outstanding during the period
  Limited partnership unit							(30.83)		(98.99)		(106.36)	(11.80)
  General partnership unit							(30.83)		(98.99)		(106.36)	(11.80)


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										  Partners' Capital
  									General		Limited		Total


Net assets at December 31, 2007						$29,302		$3,031,282	$3,060,584

Increase (decrease) in net assets from operations:
  Net investment (loss)							(7,199)		(376,566)	(383,765)
  Net realized gain from investments and foreign currency transactions	6,138		321,089		327,227
  Net increase in unrealized appreciation on
 investments and foreign currency transactions				197		10,280		10,477
Net (decrease) in net assets resulting from operations			(864)		(45,197)	(46,061)


Subscriptions								4,000		166,097		170,097
Redemptions								-		(337,014)	(337,014)

Net assets at June 30, 2008						$32,438		$2,815,168	$2,847,606


Net assets at December 31, 2008						$29,477		$1,599,838	$1,629,315

(Decrease) in net assets from operations:
  Net investment (loss)							(2,924)		(127,233)	(130,157)
  Net realized (loss) from investments and foreign
   currency transactions						(1,299)		(56,505)	(57,804)

Net (decrease) in net assets resulting from operations			(4,223)		(183,738)	(187,961)


Subscriptions								-		160,011		160,011
Redemptions								-		(463,609)	(463,609)

Net assets at June 30, 2009						$25,254		$1,112,502	$1,137,756


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

  											Six Months Ended June 30,
  											2009		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations					$(187,961)	$(46,061)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation on investments						(3,710)		(10,477)
    Increase in interest receivable							12		6,475
    (Increase) decrease in prepaid continuing service fee				(5,258)		37,300
    Increase (decrease) in accrued management and incentive fees			(7,367)		66,675
    (Decrease) in accounts payable							(2,479)		(14,679)
    (Decrease) in accrued expenses							(4,634)		(1,391)

      Net cash provided by (used in) operating activities				(211,397)	37,842


Cash Flows from Financing Activities

  (Decrease) in due to related parties							(3,538)		(266,564)
  Proceeds from sale of units, net of sales commissions					160,011		170,097
  Partner redemptions									(380,257)	(337,934)

    Net cash (used in) financing activities						(223,784)	(434,401)

      Net (decrease) in cash and cash equivalents					(435,181)	(396,559)

      Cash and cash equivalents at the beginning of the period				1,667,867	3,302,395


      Cash and cash equivalents at the end of the period				$1,232,686	$2,905,836


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker							$391,526	$883,607
    U.S. Treasury Bills									799,943		1,998,988
    Cash										39,714		22,237
    Money market fund									1,503		1,004

      Total cash and cash equivalents							$1,232,686	$2,905,836


    The accompanying notes are an integral part of the financial statements

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
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

  Consequently, as of June 30, 2009 and December 31 2008, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

										Balance			   Per Unit Calculation
									June 30,	December 31,	June 30,	December 31,
 									2009		2008		2009		2008

  Net Asset Value for financial reporting purposes			$1,137,756	$1,629,315	$635.95		$742.31
    Adjustment for initial offering costs				79,876		79,876		44.64		36.39
    Adjustment for other offering costs and organizational expenses	11,321		80,000		6.33		36.45
  Net Asset Value for all other purposes				$1,228,953	$1,789,191	$686.92		$815.15

    Number of units											1,789.07	2,194.92

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, U.S. Treasury Bills and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended June 30, 2009 and 2008.

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

  Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the fund's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities, other than investments in securities at fiscal period end, resulting from changes in exchange rates.
  Fair Value Measurement - The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2009 and year ended December 31, 2008, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

                           Fair Value at June 30, 2009

Description				Level 1		Level 2		Level 3		Total

Money market funds			$1,503		$-		$-		$1,503
U.S. Treasury Bills			-		799,943		-		799,943
Exchange traded - futures contracts	3,710		-		-		3,710
  Total					$5,213		$799,943	$-		$805,156


                         Fair Value at December 31, 2008
Description				Level 1		Level 2		Level 3		Total

Money market funds			$166,464	$-		$-		$166,464
U.S. Treasury Bills			-		999,803		-		999,803
  Total					$166,464	$999,803	$-		$1,166,267

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)


6.	Related Party Transactions, Continued

  "Commissions: The Fund has an agreement to pay commissions to White Oak Financial Services, Inc. The related party is 100% owned by Michael Pacult, the Fund's CPO. Commissions payable to White Oak Financial Service, Inc. at June 30, 2009 and December 31, 2008 were $6,754 and $10,292, respectively.
 "
  Incentive fees: Prior to June 2, 2008, White Oak Financial Services, Inc. received a quarterly incentive fee (see footnote 5) of new trading profits. There were no incentive fees due at June 30, 2009 or December 31, 2008.

  Continuing service fee: The Fund pays Futures Investment Company a continuing service fee. Continuing service fees prepaid to Futures Investment Company amounted to $5,258 and $0 at June 30, 2009 and December 31, 2008, respectively.


  Commissions and fees included in expenses:

  							Six Months Ended June 30,
  							2009		2008

  White Oak Financial Services, Inc. - commissions	$44,972		$92,587

  White Oak Financial Services, Inc. - incentive fee	$-		$2,677

  Futures Investment Company -continuing service fee	$11,241		$5,082

7.	Partnership Unit Transactions

  As of June 30, 2009 and 2008 partnership units were valued at $635.95 and $816.87 per unit respectively for financial reporting purposes.

  Transactions in partnership units were as follows:

  							Units				Amount
  						2009		2008		2009		2008

  Limited Partner Units
  Subscriptions					213.90		182.31		$160,011	$166,097
  Redemptions					(619.75)	(394.05)	(463,609)	(337,014)
  Net (loss) for the period ended 6/30		-		-		(183,738)	(45,197)

  Total						(405.85)	(211.74)	(487,336)	(216,114)

  General Partner Units
  Subscriptions					-		4.35		-		4,000
  Redemptions					-		-		-		-
  Net (loss) for the period ended 6/30		-		-		(4,223)		(864)

  Total						-		4.35		(4,223)		3,136

  Total Units
  Subscriptions					213.90		186.66		160,011		170,097
  Redemptions					(619.75)	(394.05)	(463,609)	(337,014)
  Net (loss) for the period ended 6/30		-		-		(187,961)	(46,061)

  Total						(405.85)	(207.39)	$(491,559)	$(212,978)

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)


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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2009 and December 31, 2008 was $391,526 and $489,774, respectively, which equals approximately 34.41% and 30.06% of Net Asset Value, respectively.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $5,227,943 on long positions at June 30, 2009 and $0 on long positions at December 31, 2008. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains (losses) on open commodity futures contracts for reporting purposes on June 30, 2009 and December 31, 2008 were $3,710 and $0, respectively.

  Open contracts generally mature within three months of June 30, 2009. However, the latest maturity for open futures contracts is in March 2010. However the Fund intends to close all contracts prior to maturity.

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

                       Derivative Instruments
                Statement of Assets and Liabilities

														Asset 		Liability
														Derivatives at	Derivatives at
  														June 30, 2009	June 30, 2009
  								Statement of Assets and Liabilities Location	Fair Value	Fair Value	Net

Derivatives not designated as 		Commodity contracts	Net unrealized gain (loss) on open futures	$5,370		$(1,660)	$3,710
hedge instruments under 					contacts
Statement 133


                         Derivative instruments
                         Statement of Operations

  														Three Months Ended	Six Months Ended
  								Line Item in the Statement of Operations	June 30, 2009		June 30, 2009

Derivatives not designated 		Commodity contracts	Net realized gain (loss) from investments and 	$7,075			$(61,514)
as hedge instruments under 					foreign currency transactions
Statement 133

  								Net increase in unrealized appreciation on 	$3,710			$3,710
								investments and foreign currency transactions

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

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

                  Providence Select Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)


12.	Financial Highlights

							Three Months Ended June 30,	Six Months Ended June 30,
							2009		2008		2009		2008
  Performance per Unit (1)

  Net unit value, beginning of period			$666.78		$915.86		$742.31		$828.67

  Net realized and unrealized gain (loss) on
   commodity transactions				6.76		(52.50)		(39.14)		96.07
  Investment and other income				0.18		2.24		0.41		6.80
  Expenses						(37.77)		(48.73)		(67.63)		(114.67)

  Net increase (decrease) for the period		(30.83)		(98.99)		(106.36)	(11.80)

  Net unit value at the end of the period		$635.95		$816.87		$635.95		$816.87

  Net assets, end of the period ($000)			$1,138		$2,848		$1,138		$2,848
  Total return (2)					(4.62)%		(10.81)%	(14.33)%	(1.42)%

  Number of units outstanding at the end of the period	1,789.07	3,486.00	1,789.07	3,486.00

  Ratio to average net assets (3)
  Investment and other income				0.08 %		1.04 %		0.10 %		1.62 %
  Expenses						(19.88)%	(20.68)%	(16.90)%	(26.30)%

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

                  Providence Select Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                For the six months ended June 30, 2009 and 2008


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, White Oak Financial Services, Inc.
  General Partner
  Providence Select Fund, Limited Partnership